Form 10-Q
period 2025-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2025-05-08
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2025
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 8, 2025 was 27,537,151.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $37,723 and $38,117, respectively)	$36,956	$36,963
Limited liability investments	650	650
Limited liability investment, at fair value	2,860	2,859
Investments in private companies, at adjusted cost	628	696
Short-term investments, at cost which approximates fair value	171	169
Total investments	41,265	41,337
Cash and cash equivalents	6,371	5,493
Restricted cash	7,589	7,643
Accrued investment income	882	841
Service fee receivable, net of allowance for credit losses of $643 and $626, respectively	10,861	9,361
Other receivables, net of allowance of $5 and $5, respectively	985	1,000
Deferred contract costs	14,153	13,889
Income taxes receivable	442	574
Property and equipment, net of accumulated depreciation of $1,853 and $1,720, respectively	1,640	1,567
Right-of-use asset	2,644	2,390
Goodwill	57,430	56,524
Intangible assets, net of accumulated amortization of $36,124 and $34,442, respectively	41,883	40,049
Other assets	5,972	5,948
Total Assets	$192,117	$186,616
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$19,893	$20,616
Deferred service fees	84,336	83,108
Bank loans	45,001	44,128
Note payable	1,100	—
Subordinated debt, at fair value	13,375	13,409
Lease liability	2,922	2,682
Net deferred income tax liabilities	4,023	4,371
Total Liabilities	170,650	168,314
Redeemable Class B preferred stock, $0.01 par value; 330,000 authorized, issued and outstanding at March 31, 2025 and December 31, 2024; redemption amount of $8,250 at March 31, 2025 and December 31, 2024	8,250	8,250
Redeemable Class C preferred stock, $0.01 par value; 240,000 authorized, issued and outstanding at March 31, 2025; redemption amount of $6,000 at March 31, 2025	6,000	—
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 28,119,776 and 28,119,776 issued at March 31, 2025 and December 31, 2024, respectively; and 27,093,849 and 27,136,749 outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	377,205	376,784
Treasury stock, at cost; 1,025,927 and 983,027 outstanding at March 31, 2025 and December 31, 2024, respectively	(6,545)	(6,200)
Accumulated deficit	(364,892)	(361,453)
Accumulated other comprehensive loss	(315)	(718)
Shareholders' equity attributable to common shareholders	5,453	8,413
Noncontrolling interests in consolidated subsidiaries	1,764	1,639
Total Shareholders' Equity	7,217	10,052
Total Liabilities, Class B and Class C preferred stock and Shareholders' Equity	$192,117	$186,616

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Service fee and commission revenue	$28,349	$26,160
Total revenues	28,349	26,160
Operating expenses:
Claims authorized on vehicle service agreements	5,910	6,121
Commissions	2,659	2,608
Cost of services sold	7,694	6,309
General and administrative expenses	12,800	10,355
Total operating expenses	29,063	25,393
Operating (loss) income	(714)	767
Other revenues (expenses), net:
Net investment income	380	326
Net realized (losses) gains	(71)	124
Net loss on equity investments	—	(3)
Gain (loss) on change in fair value of limited liability investment, at fair value	1	(8)
Non-operating other revenue (expense)	139	(87)
Interest expense	(1,230)	(1,145)
Amortization of intangible assets	(1,682)	(1,414)
Impairment of intangible assets	(84)	(511)
Gain (loss) on change in fair value of debt	20	(80)
Loss on extinguishment of debt	(115)	—
Total other expenses, net	(2,642)	(2,798)
Loss from continuing operations before income tax (benefit) expense	(3,356)	(2,031)
Income tax (benefit) expense	(264)	84
Loss from continuing operations	(3,092)	(2,115)
Income from discontinued operations, net of taxes	—	191
Loss on disposal of discontinued operations, net of taxes	—	(404)
Net loss	(3,092)	(2,328)
Less: Net income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	125	157
Less: Dividends on preferred stock	222	—
Net loss attributable to common shareholders	$(3,439)	$(2,485)

Net loss from continuing operations attributable to common shareholders	$(3,439)	$(2,272)
Net loss from discontinued operations attributable to common shareholders	—	(213)
Net loss attributable to common shareholders	$(3,439)	$(2,485)

Basic loss per share attributable to common shareholders:
Continuing operations	$(0.13)	$(0.08)
Discontinued operations	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders	$(0.13)	$(0.09)
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.13)	$(0.08)
Discontinued operations	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.13)	$(0.09)
Weighted-average shares outstanding (in ‘000s):
Basic:	27,102	27,107
Diluted:	27,102	27,107

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024

Net loss	$(3,092)	$(2,328)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	413	(63)
Reclassification adjustment for amounts included in net loss	(24)	(13)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains arising during the period	14	23
Other comprehensive income (loss), net of taxes(1):	403	(53)
Comprehensive loss	(2,689)	(2,381)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	125	152
Comprehensive loss attributable to common shareholders	$(2,814)	$(2,533)

(1) Net of income tax (benefit) expense of $0 for the three months ended March 31, 2025 and March 31, 2024.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$—	$376,784	$(6,200)	$(361,453)	$(718)	8,413	$1,639	$10,052
Net (loss) income	—	—	—	—	(3,217)	—	(3,217)	125	(3,092)
Preferred stock dividends	—	—	—	—	(222)	—	(222)	—	(222)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	403	403	—	403
Stock-based compensation	—	—	421	—	—	—	421	—	421
Balance, March 31, 2025	27,093,849	$—	$377,205	$(6,545)	$(364,892)	$(315)	$5,453	$1,764	$7,217

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611
Vesting of restricted stock awards	500,000	—	—	—	—	—	—	—	—
Tax withholding related to net of share settlement of restricted stock awards	(221,104)	—	(1,844)	—	—	—	(1,844)	—	(1,844)
Net (loss) income	—	—	—	—	(2,485)	—	(2,485)	157	(2,328)
Repurchases of common stock	(8,000)	—	—	(64)	—	—	(64)	—	(64)
Other comprehensive loss	—	—	—	—	—	(48)	(48)	(5)	(53)
Stock-based compensation	—	—	320	—	—	—	320	—	320
Balance, March 31, 2024	27,372,509	$—	$378,289	$(3,760)	$(349,353)	$(1,588)	$23,588	$(2,946)	$20,642

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities:
Net loss	$(3,092)	$(2,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	(191)
Loss on disposal of discontinued operations, net of taxes	—	404
Equity in net loss of limited liability investments	—	60
Depreciation and amortization expense	1,826	1,540
Stock-based compensation expense	421	320
Net realized losses (gains)	71	(124)
Net loss on change in fair value of equity investments	—	3
(Gain) loss on change in fair value of limited liability investment, at fair value	(1)	8
Impairment of intangible assets	84	511
(Gain) loss on change in fair value of debt	(20)	80
Loss on change in fair value of derivatives	—	49
Loss on change in fair value of contingent consideration	—	270
Deferred income taxes	(348)	(69)
Amortization of fixed maturities premiums and discounts	(13)	(6)
Loss on extinguishment of debt	115	—
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Bud's Plumbing assets acquired	(1,442)	(440)
Other receivables, net	15	331
Deferred contract costs	(264)	(59)
Other assets, adjusted for Bud's Plumbing assets acquired	202	18
Deferred service fees	1,228	7
Other, net, adjusted for Bud's Plumbing liabilities acquired	(580)	(179)
Cash (used in) provided by operating activities - continuing operations	(1,798)	205
Cash provided by operating activities - discontinued operations	—	44
Net cash (used in) provided by operating activities	(1,798)	249
Investing activities:
Proceeds from sales and maturities of fixed maturities	3,569	1,095
Proceeds from sales of equity investments	—	77
Purchases of fixed maturities	(3,236)	(1,276)
Net proceeds from limited liability investment, at fair value	—	115
Net proceeds from investments in private companies	70	9
Net (purchases of) proceeds from other investments and short-term investments	(2)	4
Acquisition of business, net of cash acquired	(3,520)	—
Net purchases of property and equipment, adjusted for Bud's Plumbing assets acquired	(63)	(190)
Cash used in investing activities - continuing operations	(3,182)	(166)
Cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(3,182)	(166)
Financing activities:
Proceeds from issuance of preferred stock	6,000	—
Cash paid for repurchase of common stock	(345)	(64)
Payment of preferred stock dividends	(166)	—
Payment of contingent consideration from acquisition	(420)	—
Principal proceeds from bank loans, net of debt issuance costs of $38 in 2025 and $26 in 2024	9,267	4,174
Principal payments on bank loans	(8,532)	(1,626)
Cash provided by financing activities - continuing operations	5,804	2,484
Cash used in financing activities - discontinued operations	—	(130)
Net cash provided by financing activities	5,804	2,354
Net increase in cash and cash equivalents and restricted cash from continuing operations	824	2,523
Cash and cash equivalents and restricted cash at beginning of period	13,136	18,110
Less: cash and cash equivalents and restricted cash of discontinued operations	—	612
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	13,136	17,498
Cash and cash equivalents and restricted cash of continuing operations at end of period	$13,960	$20,021

(in thousands)	March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$6,371	$12,112
Restricted cash	7,589	7,909
Cash and cash equivalents and restricted cash per statements of cash flows	$13,960	$20,021

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2024 Annual Report") for the year ended December 31, 2024.

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2024 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as reported in our 2024 Annual Report.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

In  November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for public companies with annual periods beginning after  December 15, 2023, and interim periods within annual period beginning after  December 15, 2024.  The Company adopted ASU 2023-07 on a retrospective basis for the year ended December 31, 2024, which resulted in additional disclosures in our segment footnote, primarily related to significant segment expenses that are regularly provided to the chief operating decision maker and included within our reported measure of segment profit or loss. Refer to Note 19, "Segmented Information," for these additional disclosures.

Effective January 1, 2025, the Company adopted ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02").  ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities.  The adoption of ASU 2024-02 did not have an impact on the Company's consolidated financial statements.

(b)    Accounting Standards Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies for annual periods beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard; however it is anticipated that the adoption will expand the Company's annual income tax disclosures included in our 2025 Annual Report on Form 10K.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

NOTE 5 ACQUISITIONS AND DISCONTINUED OPERATIONS

(a)	Business Combinations

M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing") for aggregate consideration consisting of cash and a seller note, of approximately $4.9 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Bud's Plumbing, based in Evansville, Indiana, is a provider of various plumbing installation, service and repair services to residential and commercial customers.  As further discussed in Note 19, "Segmented Information," Bud's Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s seventh acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

The following table summarizes the preliminary purchase price of Bud's Plumbing:

(in thousands)
Preliminary purchase price:	March 14, 2025
Cash paid at closing	$3,829
Seller note	1,100
Total purchase price	$4,929

The following table summarizes the preliminary allocation of the Bud's Plumbing purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
March 14, 2025

Preliminary purchase price	$4,929

Cash and cash equivalents	$308
Service fee receivable	58
Property and equipment	154
Intangible asset not subject to amortization - trade name	3,100
Intangible asset subject to amortization - customer relationships	500
Other assets - inventory and prepaid expenses	226
Total assets	$4,346

Accrued expenses and other liabilities	$323
Total liabilities	$323

Total identifiable assets and liabilities	$4,023

Excess purchase price allocated to goodwill	$906

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The preliminary fair value of the acquired service fee receivable of $0.1 million is equivalent to its gross contractual amount.  The unaudited consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through  March 31, 2025, Bud's Plumbing earned revenue of  $0.3 million and had net income of  $0.1 million. During the three months ended March 31, 2025, the Company incurred expenses related to the acquisition of Bud's Plumbing of $0.4 million, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three months ended March 31, 2025.  The proforma effects of the Bud’s Plumbing acquisition are not material to the Company’s consolidated statements of operations for the three months ended  March 31, 2025 and March 31, 2024.

Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions") for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider.  As further discussed in Note 19, "Segmented Information," Image Solutions is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s sixth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year, as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation within the next three months.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

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

The following table summarizes the preliminary allocation of the Image Solutions purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 26, 2024

Purchase Price	$20,354

Cash and cash equivalents	$293
Service fee receivable	575
Other receivables	160
Property and equipment	85
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	11,100
Other assets - inventory and prepaid expenses	954
Total assets	$14,667

Accrued expenses and other liabilities	$799
Total liabilities	$799

Total identifiable assets and liabilities	$13,868

Excess purchase price allocated to goodwill	$6,486

The preliminary fair value of the acquired service fee receivable of $0.6 million is equivalent to its gross contractual amount.

(b)	Discontinued Operations

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Leased Real Estate was a component of Kingsway since its operations and cash flows could be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the reporting entity.  A component of an entity may consist of multiple disposal groups and does not need to be disposed of in a single transaction. The disposal of the Leased Real Estate segment represents a strategic shift that will have a major effect on the Company's operations and financial results, as the disposal of the Leased Real Estate assets was in excess of 20% of the entity's total assets.  As a result, the operating results and cash flows related to Leased Real Estate have been classified as discontinued operations in the unaudited consolidated interim financial statements for all periods presented.

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage.  During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette. On August 16, 2024, the Company completed the sale of VA Lafayette to an entity associated with a current holder of the Company's Class B Preferred Stock (the sale occurred prior to negotiations regarding the issuance of the Class B Preferred Stock).  Refer to Note 21, "Related Parties," for further disclosure.  The purchase price paid by the purchaser at the closing consisted of $1.3 million in cash plus the assumption of the unpaid principal balance as of the closing of the LA Mortgage of approximately $11.8 million, netting cash proceeds of $1.1 million to Kingsway after expenses.

As part of recognizing the business as held for sale, the Company was required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the three months ended March 31, 2024. The loss is a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statement of operations for the three months ended   March 31, 2024 is presented below:

(in thousands)	Three months ended March 31,
2024
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$373
Total revenues	373
Expenses:
Cost of services sold	53
General and administrative expenses	60
Leased real estate segment interest expense	88
Total expenses	201
Non-operating other revenue	19
Income from discontinued operations before income tax expense	191
Income tax expense	—
Income from discontinued operations, net of taxes	$191

For the three months ended  March 31, 2024, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the three months ended  March 31, 2024 is comprised of $0.4 million of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at March 31, 2025 and December 31, 2024 are summarized in the tables shown below:

(in thousands)	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,589	$46	$129	$13,506
States, municipalities and political subdivisions	2,602	3	56	2,549
Mortgage-backed	9,852	29	321	9,560
Asset-backed	1,338	4	19	1,323
Corporate	10,342	26	350	10,018
Total fixed maturities	$37,723	$108	$875	$36,956

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

(in thousands)	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,561	$11	$218	$13,354
States, municipalities and political subdivisions	2,846	2	73	2,775
Mortgage-backed	10,309	10	433	9,886
Asset-backed	1,346	2	22	1,326
Corporate	10,055	9	442	9,622
Total fixed maturities	$38,117	$34	$1,188	$36,963

The table below summarizes the Company's fixed maturities at March 31, 2025 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,264	$7,220
Due after one year through five years	24,396	23,986
Due after five years through ten years	2,204	2,170
Due after ten years	3,859	3,580
Total	$37,723	$36,956

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of March 31, 2025 and December 31, 2024. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,878	$17	$4,431	$112	$6,309	$129
States, municipalities and political subdivisions	323	1	1,380	55	1,703	56
Mortgage-backed	1,591	19	4,100	302	5,691	321
Asset-backed	314	—	537	19	851	19
Corporate	596	4	6,962	346	7,558	350
Total fixed maturities	$4,702	$41	$17,410	$834	$22,112	$875

(in thousands)	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,417	$28	$7,984	$190	$10,401	$218
States, municipalities and political subdivisions	331	1	1,981	72	2,312	73
Mortgage-backed	3,006	57	5,477	376	8,483	433
Asset-backed	254	—	756	22	1,010	22
Corporate	966	10	7,274	432	8,240	442
Total fixed maturities	$6,974	$96	$23,472	$1,092	$30,446	$1,188

At March 31, 2025 and  December 31, 2024, there are approximately 155 and 191 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at March 31, 2025 and  December 31, 2024.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value is less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at March 31, 2025 and  December 31, 2024.

The establishment of an impairment loss on an investment requires a number of judgments and estimates. Refer to the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2024 Annual Report for further information regarding the Company's detailed analysis and factors considered in recording an impairment loss on an investment.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three months ended March 31, 2025 and March 31, 2024.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2025 and December 31, 2024, the carrying value of limited liability investments totaled $0.7 million. The Company recorded no impairments related to limited liability investments during the three months ended March 31, 2025 and  March 31, 2024.  Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  March 31, 2025, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings Fund I, LLC ("Argo Holdings").  As of March 31, 2025 and December 31, 2024, the carrying value of the Company's limited liability investment, at fair value was $2.9 million.  At March 31, 2025, the Company had no unfunded commitments to fund limited liability investment, at fair value.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2025 and December 31, 2024, the carrying value of the Company's investments in private companies totaled $0.6 million and $0.7 million, respectively.  For the three months ended March 31, 2025 and  March 31, 2024, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended March 31, 2025 and March 31, 2024.

Net investment income for the three months ended March 31, 2025 and March 31, 2024 is comprised as follows:

(in thousands)	Three months ended March 31,
	2025	2024
Investment income:
Interest from fixed maturities	$336	$312
Dividends	10	12
Loss from limited liability investments	—	(60)
Other	70	93
Gross investment income	416	357
Investment expenses	(36)	(31)
Net investment income	$380	$326

Net realized (losses) gains on investments for the three months ended March 31, 2025 and March 31, 2024 are comprised as follows:

(in thousands)	Three months ended March 31,
	2025	2024
Available-for-sale fixed maturities:
Gross realized gains	$—	$—
Gross realized losses	(72)	—
Net realized losses on available-for-sale fixed maturities	(72)	—
Limited liability investment, at fair value	—	115
Investments in private companies	1	9
Net realized (losses) gains	$(71)	$124

Net loss on equity investments for the three months ended March 31, 2025 and March 31, 2024 is comprised as follows:

(in thousands)	Three months ended March 31,
	2025	2024
Net losses recognized on equity investments sold during the period	$—	$(3)
Change in net unrealized (losses) gains recognized on equity investments held at end of the period	—	—
Net loss on equity investments	$—	$(3)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the three months ended March 31, 2025:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Total
Balance, December 31, 2024	$31,153	$25,371	$56,524
Acquisition	—	906	906
Balance, March 31, 2025	$31,153	$26,277	$57,430

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the first quarter of 2025 the Company recorded goodwill of $0.9 million related to the acquisition of Bud's Plumbing on March 14, 2025.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation within the next six months.  The estimates, allocations and calculations recorded at March 31, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

At each of  March 31, 2025 and December 31, 2024, accumulated goodwill impairment losses were $0.7 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three months ended March 31, 2025 and March 31, 2024.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at March 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,742	27,432	—	24,310
Developed technology	600	94	—	506
Intangible assets not subject to amortization:
Trade names	19,267	—	2,200	17,067
Total	$80,207	$36,124	$2,200	$41,883

(in thousands)	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,242	25,765	—	25,477
Developed technology	600	79	—	521
Intangible assets not subject to amortization:
Trade names	16,167	—	2,116	14,051
Total	$76,607	$34,442	$2,116	$40,049

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the first quarter of 2025, the Company recorded $3.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of Bud’s Plumbing on March 14, 2025. The customer relationships intangible asset of $0.5 million is being amortized over six years, based on the pattern in which the economic benefits of the intangible asset is expected to be consumed. The trade name intangible asset of $3.1 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation within the next six months. The estimates, allocations and calculations recorded at March 31, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 6 to 15 years. Amortization of intangible assets was $1.7 million and $1.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

At  March 31, 2025 and March 31, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three months ended March 31, 2025 of $0.1 million related to the Ravix indefinite-lived trade name, and $0.5 million for the three months ended March 31, 2024, related to the SNS and CSuite indefinite-lived trade names.  The fair value of the Ravix, SNS and CSuite trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	March 31, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$629	$375	$254
Furniture and equipment	303	230	73
Computer hardware	1,750	946	804
Medical equipment	672	289	383
Vehicles	139	13	126
Total	$3,493	$1,853	$1,640

(in thousands)	December 31, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	583	346	237
Furniture and equipment	256	228	28
Computer hardware	1,675	874	801
Medical equipment	701	263	438
Vehicles	72	9	63
Total	$3,287	$1,720	$1,567

For the three months ended March 31, 2025 and March 31, 2024, depreciation expense related to medical equipment and certain computer hardware of $0.1 million and zero, respectively, is included in cost of services sold in the unaudited consolidated statements of operations.  For the  three months ended March 31, 2025 and March 31, 2024, depreciation expense on all other property and equipment of $0.1 million and  $0.1 million, respectively, is included in general and administrative expenses in the unaudited consolidated statements of operations.

NOTE 10 DEBT

Debt consists of the following instruments at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025			December 31, 2024
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$—	$—	$—	$2,288	$2,288	$2,312
2022 Ravix Loan	—	—	—	4,300	4,182	4,389
2022 Ravix Revolver	500	500	522	500	500	500
2025 Ravix Loan	9,049	9,012	9,521	—	—	—
SNS Term Loan	3,517	3,458	3,607	3,842	3,779	3,942
SNS Revolver	600	600	609	450	450	452
DDI Term Loan	5,227	5,175	5,409	5,507	5,452	5,704
DDI Revolver	30	30	30	—	—	—
Image Solutions Loan	7,363	7,212	7,364	7,556	7,399	7,669
2024 KWH Term Loan	12,750	12,670	12,951	13,313	13,228	13,536
2024 KWH DDTL	5,344	5,344	5,430	5,850	5,850	5,982
KWH Revolver	1,000	1,000	1,005	1,000	1,000	1,067
Total bank loans	45,380	45,001	46,448	44,606	44,128	45,553
Note payable	1,250	1,100	1,100	—	—	—
Subordinated debt	15,000	13,375	13,375	15,000	13,409	13,409
Total	$61,630	$59,476	$60,923	$59,606	$57,537	$58,962

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Subordinated debt mentioned above consists of the following trust preferred debt instrument at March 31, 2025 and  December 31, 2024:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

The contractual maturities of the Company's principal debt balances as of March 31, 2025 were as follows:

(in thousands)	Principal Maturities
2025	$7,238
2026	7,586
2027	8,712
2028	7,159
2029	10,883
Thereafter	20,052
Total	$61,630

(a)          Bank loans:

Ravix

As part of the acquisition of Ravix Group, Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan"). The 2021 Ravix Loan required monthly payments of principal and interest.

The 2021 Ravix Loan had an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% and the term loan was due to mature on  October 1, 2027, prior to the fourth amendment of the 2021 Ravix Loan on February 7, 2025 (see further discussion below).  The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheet at December 31, 2024 at its unpaid principal balance.

Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to: (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Ravix Revolver").  The 2022 Ravix Loan required monthly payments of principal and interest.  The 2022 Ravix Loan was due to mature on November 16, 2028 and had an annual interest rate equal to the Prime Rate plus 0.75%, prior to the fourth amendment of the 2021 Ravix Loan on February 7, 2025 (see further discussion below).

The Company also recorded as a discount to the carrying value of the 2022 Ravix Loan issuance costs of $0.1 million specifically related to the 2022 Ravix Loan.  The 2022 Ravix Loan is carried in the consolidated balance sheet at  December 31, 2024 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

The 2022 Ravix Loan and the 2021 Ravix Loan were not deemed to be substantially different; therefore, the 2022 Ravix Loan was accounted for as a modification of the 2021 Ravix Loan and a new effective interest rate was determined based on the carrying amount of the 2021 Ravix Loan.  The issuance costs related to the 2022 Ravix Loan, along with the existing unamortized issuance costs from the 2021 Ravix Loan, are being amortized over the remaining term of the 2022 Ravix Loan using the effective interest rate.

On July 23, 2024, Ravix, Ravix LLC and CSuite entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Ravix Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.  The 2021 Ravix Loan was not deemed to be substantially different as a result of the second amendment; therefore, the amended 2021 Ravix Loan was accounted for as a modification of the original 2021 Ravix Loan.

On October 4, 2024, Ravix, Ravix LLC and CSuite entered into a third amendment to the 2021 Ravix Loan to extend the maturity date of the 2022 Ravix Revolver to February 13, 2025.

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Ravix Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan. The 2025 Ravix Loan and 2022 Ravix Revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At March 31, 2025, the interest rate was 8.00%.

The Company also recorded as a discount to the carrying value of the 2025 Ravix Loan issuance costs of less than $0.1 million specifically related to the 2025 Ravix Loan.  The 2025 Ravix Loan is carried in the consolidated balance sheet at  March 31, 2025 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

The 2025 Ravix Loan and the 2021 and 2022 Ravix Loans were not deemed to be substantially different as a result of the fourth amendment; therefore, the 2025 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2021 and 2022 Ravix Loans at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the three months ended March 31, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The fair values of the 2021 Ravix Loan, 2022 Ravix Loan, 2022 Ravix Revolver and 2025 Ravix Loan disclosed in the table above are derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2021 Ravix Loan, as amended, is secured by certain of the equity interests and assets of Ravix and CSuite.

The 2021 Ravix Loan, as amended (including by the 2025 Ravix Loan) contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the 2021 Ravix Loan, as amended that, among other things, restrict Ravix and CSuite’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2025, the interest rate was 8.00%.  The SNS Revolver matured on May 2, 2025 and the term loan matures on November 18, 2028.  On April 30, 2025, the SNS Loan was amended to extend the maturity date on the SNS Revolver to  August 2, 2025.  During the fourth quarter of 2024, the Company borrowed $0.5 million under the SNS Revolver.  During the first quarter of 2025, the Company borrowed $0.2 million under the SNS Revolver.

The Company also recorded as a discount to the carrying value of the SNS Loan issuance costs of $0.1 million specifically related to the SNS Loan.  The SNS Loan is carried in the consolidated balance sheets at its amortized cost, which reflects principal payments as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the SNS Loan disclosed in the table above is derived from quoted market prices of B plus and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The SNS Loan is secured by certain of the equity interests and assets of SNS.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At March 31, 2025, December 31, September 30,  June 30, and March 31, 2024, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended March 31, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver (the "DDI Revolver") to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2025, the interest rate was 8.00%. Monthly principal payments on the term loan began on December 15, 2024. The DDI Revolver matures on November 1, 2025 and the term loan matures on October 26, 2029.  During the first quarter of 2025, the Company borrowed less than $0.1 million under the DDI Revolver.

The Company also recorded as a discount to the carrying value of the DDI Loan issuance costs of $0.1 million specifically related to the DDI Loan.  The DDI Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the DDI Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The DDI Loan is secured by certain of the equity interests and assets of DDI.

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

Image Solutions

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At March 31, 2025, the interest rate was 8.00%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  At  March 31, 2025 and  December 31, 2024, the balance of the revolver was zero.

The Company also recorded as a discount to the carrying value of the Image Solutions Loan issuance costs of $0.2 million specifically related to the Image Solutions Loan.  The Image Solutions Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Image Solutions Loan disclosed in the table above is derived from quoted market prices of BB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

The 2020 KWH Loan had an annual interest rate equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  The 2020 KWH Loan was to mature on December 1, 2025, prior to entering into the third amendment to the KWH Loan further discussed below.  The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan.

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn KWH DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the KWH DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Revolver (as defined below).

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.  The 2024 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At March 31, 2025, the interest rate was 7.19%.

KWH continues to have access to a $1.0 million revolving credit facility (“KWH Revolver”) under the 2020 KWH Loan.

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan was accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the second quarter of 2024 since the original debt was fully repaid as part of the modification.

During the third and fourth quarters of 2024, $6.0 million was borrowed under the KWH DDTL and $1.0 million was drawn on the KWH Revolver.  As of December 31, 2024 and March 31, 2025, both the KWH DDTL and the KWH Revolver are fully drawn.

The Company also recorded as a discount to the carrying value of the 2024 KWH Loan issuance costs of $0.1 million specifically related to the 2024 KWH Loan.  The 2024 KWH Loan is carried in the consolidated balance sheets at amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair values of the 2024 KWH Loan, 2024 KWH DDTL and KWH Revolver disclosed in the table above are derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan, as amended is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

(b)          Note payable:

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of Kingsway Plumbing Holdco LLC ("KPH LLC"), and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note, which is recorded as note payable in the consolidated balance sheet at March 31, 2025, was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.3 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note requires monthly payments of principal and interest and has an annual fixed interest rate of 6.00%.  The KPH Note matures on April 1, 2030.

(c)          Subordinated debt:

On May 22, 2003, a subsidiary trust of the Company issued $15.0 million of 30-year capital securities to third-parties in a private transaction. A corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debenture bears interest at the rate of CME Term SOFR, plus a spread of 4.20%. The Company has the right to call these securities at par value any time after five years from its issuance until its maturity.

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 20, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income (loss).

Of the less than $0.1 million decrease in fair value of the Company's subordinated debt between December 31, 2024 and March 31, 2025, less than $0.1 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and less than $0.1 million is reported as gain on change in fair value of debt in the Company's unaudited consolidated statement of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

(in thousands)	Three months ended March 31,
	2025	2024
Operating lease cost	$193	$143
Variable lease cost	56	70
Short-term lease cost	29	25

The annual maturities of lease liabilities as of March 31, 2025 were as follows:

(in thousands)	Lease Commitments
2025	$655
2026	790
2027	642
2028	381
2029	277
2030 and thereafter	543
Total undiscounted lease payments	3,288
Imputed interest	366
Total lease liabilities	$2,922

The weighted-average remaining lease term for our operating leases was 5.23 years as of March 31, 2025. The weighted-average discount rate of our operating leases was 6.25% as of March 31, 2025. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue, software license and support revenue and skilled trades repair and service revenue.  Revenue is based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare, skilled trades, software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)		Three months ended March 31,
		2025	2024

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,894	$14,982
Maintenance support service fees	Trinity	926	763
Warranty product commissions	Trinity	850	939
Business services consulting fees	Ravix, CSuite and Image Solutions	6,208	4,550
Healthcare services fees	SNS and DDI	4,592	4,226
Software license and support fees	SPI	591	700
Skilled trades repair and service fees	Bud's Plumbing	288	—
Service fee and commission revenue		$28,349	$26,160

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 5.91% to 12.00% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Business services consulting fees include the revenue from providing outsourced finance and human resources consulting services and information technology ("IT") managed services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned over time as services are provided.

Healthcare services fees include revenue from providing healthcare professional staffing services and outsourced cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. The Company invoices for healthcare services revenue based on contracted rates.  Revenue is earned over time as services are provided.

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

Skilled trades repair and service revenue include the service fees collected to administer plumbing repairs and maintenance support services and are earned as services are rendered.

The Company's revenue recognition policies are further described in Note 2(r), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2024 Annual Report.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2025 and December 31, 2024 were $10.9 million and $9.4 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at March 31, 2025 and December 31, 2024 of $0.6 million and $0.6 million, respectively. During the three months ended  March 31, 2025 and  March 31, 2024, the Company recorded an increase to its allowance for credit losses of less than $0.1 million and $0.1 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of less than $0.1 million and $0.1 million during the three months ended  March 31, 2025 and  March 31, 2024, respectively.

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the three months ended March 31, 2025 were as follows:

(in thousands)	Three Months Ended March 31, 2025
Balance, December 31, 2024	$1,878
Contract asset additions	33
Amounts transferred to service fee receivables	(116)
Write-off of contract asset balances	(10)
Balance, March 31, 2025	$1,785

The contract asset is reported net of an estimated allowance for credit losses of zero at March 31, 2025 and December 31, 2024.  During the three months ended  March 31, 2025 and  March 31, 2024, the Company recorded an increase to the contract asset allowance for credit losses of zero and less than $0.1 million. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  During the three months ended  March 31, 2025 and  March 31, 2024, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of less than $0.1 and zero, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the three months ended  March 31, 2025 were as follows:

(in thousands)	Three Months Ended March 31, 2025
Balance, December 31, 2024	$83,108
Deferral of revenue	16,280
Recognition of deferred service fees	(15,052)
Balance, March 31, 2025	$84,336

The increase in deferred service fees between December 31, 2024 and March 31, 2025 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the three months ended March 31, 2025.

Approximately $13.1 million and $12.6 million of service fee and commission revenue recognized during the three months ended March 31, 2025 and March 31, 2024 was included in deferred service fees as of December 31, 2024 and December 31, 2023, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 49.9% of the outstanding performance obligations as of March 31, 2025.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and cost of services sold, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three months ended March 31, 2025 and March 31, 2024.

The deferred contract costs balances and related amortization expense for the three months ended  March 31, 2025 and March 31, 2024 are comprised as follows:

(in thousands)	Three months ended March 31, 2025			Three months ended March 31, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,808	$81	$13,889	$13,653	$81	$13,734
Additions	2,701	7	2,708	2,337	7	2,344
Amortization	(2,439)	(5)	(2,444)	(2,277)	(8)	(2,285)
Balance at March 31, net	$14,070	$83	$14,153	$13,713	$80	$13,793

NOTE 13 INCOME TAXES

Income tax (benefit) expense for the three months ended March 31, 2025 and March 31, 2024 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2025	2024
Income tax benefit at U. S. statutory income tax rate	$(705)	$(426)
Valuation allowance	393	539
Compensation	44	(120)
Investment income	(26)	(15)
State income tax	(16)	91
Indefinite life intangibles	24	(48)
Contingent consideration	—	57
Other	22	6
Income tax (benefit) expense	$(264)	$84

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2025 and December 31, 2024. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2025 and December 31, 2024 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The Company carries net deferred income tax liabilities of $4.0 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively, that consists of:

•	$3.4 million and $3.7 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.6 million and $0.7 million of deferred state income tax liabilities.

As of March 31, 2025 and December 31, 2024, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three months ended  March 31, 2025 and  March 31, 2024.

NOTE 14 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three months ended March 31, 2025 and March 31, 2024:

(in thousands, except per share data)	Three months ended March 31,
	2025	2024
Numerator:
Loss from continuing operations	$(3,092)	$(2,115)
Less: net income from continuing operations attributable to noncontrolling interests	(125)	(157)
Less: dividends on preferred stock	(222)	—
Numerator used in calculating basic loss per share from continuing operations attributable to common shareholders	$(3,439)	$(2,272)
Numerator used in calculating diluted loss per share from continuing operations attributable to common shareholders	$(3,439)	$(2,272)
Loss from discontinued operations	—	(213)
Numerator used in calculating diluted loss per share - net loss attributable to common shareholders	$(3,439)	$(2,485)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	27,102	27,107
Weighted-average diluted shares
Weighted-average common shares outstanding	27,102	27,107
Effect of potentially dilutive securities (a)
Stock options	—	—
Unvested restricted stock awards	—	—
Convertible preferred stock	—	—
Total weighted-average diluted shares	27,102	27,107
Basic loss attributable to common shareholders:
Continuing operations	$(0.13)	$(0.08)
Discontinued operations	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders:	$(0.13)	$(0.09)
Diluted loss attributable to common shareholders:
Continuing operations	$(0.13)	$(0.08)
Discontinued operations	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.13)	$(0.09)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended  March 31, 2025 and  March 31, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted loss per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss   per share:

	Three months ended March 31,
	2025	2024
Stock options	265,000	—
Unvested restricted stock awards	443,302	548,964
Convertible preferred stock	1,500,000	—
Total	2,208,302	548,964

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

NOTE 15 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2020 Equity Incentive Plan (the "2020 Plan"), the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the dates of grant. During the three months ended  March 31, 2025, no shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at March 31, 2025 was $1.9 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards for the three months ended March 31, 2025:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2024	443,302	$5.01
Granted	—	—
Vested	—	—
Unvested at March 31, 2025	443,302	$5.01

Stock-based compensation expense related to the 2020 Plan Restricted Stock Awards was $0.2 million for each of the three months ended March 31, 2025 and March 31, 2024.

(b)     Restricted Common Unit Awards of Ravix

Ravix LLC granted 199,000 restricted Class B common unit awards to an officer of Ravix pursuant to an agreement dated October 1, 2021 ("2021 Ravix RUA"). The 2021 Ravix RUA vests based on service and the achievement of criteria based on the internal rate of return ("IRR") of Ravix.  The grant-date fair value of the 2021 Ravix RUA was estimated using the Black-Scholes option pricing model.  On November 1, 2022, the Company modified the inputs related to the IRR portion of the 2021 Ravix RUA to be based on the combined internal rate of return of Ravix and CSuite.  The modified portion of the awards was probable of vesting both immediately before and after the modification.  As a result, the fair value of the award that is subject to the IRR was measured at the modification date and compared to the fair value of the modified portion of the award immediately prior to the modification.  The incremental fair value was estimated using the Monte Carlo simulation model.

On October 1, 2021, 83,333 units, representing one half of the service condition for the 2021 Ravix RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the three months ended March 31, 2025, 5,208 units of the 2021 Ravix RUA became fully vested.  At March 31, 2025 and December 31, 2024, there were 44,487 and 49,695 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  March 31, 2025 was less than $0.1 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended March 31, 2025 and March 31, 2024.

(c)     Restricted Common Unit Awards of SNS

Pegasus LLC granted 75,000 restricted Class B common unit awards to an officer of SNS pursuant to an agreement dated November 18, 2022 ("SNS RUA"). The SNS RUA vests based on service and the achievement of criteria based on the IRR of SNS.  The grant-date fair value of the SNS RUA was estimated using the Monte Carlo simulation model.

On November 18, 2022, 25,000 units, representing one half of the service condition for the SNS RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the three months ended March 31, 2025, 1,563 units of the SNS RUA vested.  At March 31, 2025 and  December 31, 2024, there were 35,417 and 36,979 unvested units, respectively, of the SNS RUA with a weighted-average grant date fair value of $5.66 and $5.70 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  March 31, 2025 was $0.1 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million for each of the three months ended March 31, 2025 and March 31, 2024.

(d)      Restricted Common Unit Awards of SPI

Vertical Market Solutions LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Systems Products International Inc. ("SPI")  pursuant to an agreement dated September 7, 2023 ("SPI RUA"). The SPI RUA vests based on service and the achievement of criteria based on the IRR of SPI.  The grant-date fair value of the SPI RUA was estimated using the Monte Carlo simulation model.

On September 7, 2023, 83,333 units, representing one half of the service condition for the SPI RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the three months ended March 31, 2025, 5,208 units of the SPI RUA vested.  At March 31, 2025 and  December 31, 2024, there were 84,417 and 89,625 unvested units, respectively, of the SPI RUA with a weighted-average grant date fair value of $1.08 and $1.09 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SPI RUA at  March 31, 2025 was $0.1 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Stock-based compensation expense related to the SPI RUA was less than $0.1 million for each of the three months ended March 31, 2025 and March 31, 2024.

(e)     Restricted Common Unit Awards of DDI

DDI LLC granted 199,000 restricted Class B common unit awards to an officer of DDI pursuant to an agreement dated October 26, 2023 ("DDI RUA"). The DDI RUA vests based on service and the achievement of criteria based on the IRR of DDI.  The grant-date fair value of the DDI RUA was estimated using the Monte Carlo simulation model.

On October 26, 2023, 83,333 units, representing one half of the service condition for the DDI RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the three months ended March 31, 2025, 5,208 units of the DDI RUA vested. At  March 31, 2025 and  December 31, 2024, there were 86,153 and 91,361 unvested units, respectively, of the DDI RUA with a weighted-average grant date fair value of $4.04 and $4.07 per Class B common unit, respectively. Total unamortized compensation expense related to unvested DDI RUA at  March 31, 2025 was $0.3 million.

Stock-based compensation expense related to the DDI RUA was less than $0.1 million for each of the three months ended March 31, 2025 and March 31, 2024.

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

During the three months ended March 31, 2025, no units of the IMSO RUA vested.  At  March 31, 2025 and  December 31, 2024, there were 115,667 unvested units of the IMSO RUA with a weighted-average grant date fair value of  $6.12 per Class B common unit. Total unamortized compensation expense related to unvested IMSO RUA at  March 31, 2025 was  $0.6   million.

Stock-based compensation expense related to the IMSO RUA was less than  $0.1 million for the three months ended March 31, 2025.

(g)     Restricted Common Unit Awards of Bud's Plumbing

KPH LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Bud's Plumbing pursuant to an agreement dated March 14, 2025 ("KPH RUA"). The KPH RUA vests based on service and the achievement of criteria based on the IRR of Bud's Plumbing.

The grant-date fair value of the KPH RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 34% and risk-free interest rate of 4.26%.

On March 14, 2025, 83,333 units, representing one half of the service condition for the KPH RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At  March 31, 2025, there were 115,667 unvested units of the KPH RUA with a weighted-average grant date fair value of $0.85 per Class B common unit. Total unamortized compensation expense related to unvested KPH RUA at  March 31, 2025 was $0.1 million.

Stock-based compensation expense related to the KPH RUA was $0.1 million for the three months ended March 31, 2025.

(h)     Stock Options

Under the 2020 Plan, the Company granted 265,000 stock options awards to certain employees of the Company during the second quarter of 2024 (the "Stock Options"). The Stock Options vest and become exercisable ratably over a five-year period and expire ten years after the date of grant. The Stock Options are amortized on a straight-line basis over the exercise period.  The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted or vested during the three months ended March 31, 2025.

The following table summarizes the stock option activity during the three months ended March 31, 2025:

(in thousands, except per share data)
Weighted-Average
	Number of		Remaining
	Options	Weighted-Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at December 31, 2024	265,000	$10.00	9.4	$—
Granted	—	—
Outstanding at March 31, 2025	265,000	$10.00	9.2	$—
Exercisable at March 31, 2025	—	$—	—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2025 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the March 31, 2025 market price exceeds the exercise price.

Stock-based compensation expense related to the Stock Options was less than $0.1 million for the three months ended March 31, 2025.  Total unamortized compensation expense related to unvested Stock Options at March 31, 2025 was $0.8 million.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2025.

NOTE 16 REDEEMABLE PREFERRED STOCK

(a)     Class B Preferred Stock

On September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of a new series of Class B Preferred Stock, par value $0.01 per share ("Class B Preferred Stock") for a purchase price of $25.00 per share.  The Class B Preferred Stock ranks senior to the Company's common shares.  There were 330,000 shares of Class B Preferred Stock outstanding at  March 31, 2025 and December 31, 2024.

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

At March 31, 2025 and December 31, 2024, accrued dividends declared of $0.2 million and $0.2 million, respectively, were included in accrued expenses and other liabilities in the consolidated balance sheets. The redemption amount of the Class B Preferred Stock was $8.3 million at  March 31, 2025 and  December 31, 2024.

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

(b)     Class C Preferred Stock

In February 2025, the Company closed on a private placement for aggregate proceeds totaling $6.0 million, resulting from the sale and issuance of 240,000 shares of a new series of Class C Preferred Stock, par value $0.01 per share ("Class C Preferred Stock") for a purchase price of $25.00 per share.  The Class C Preferred Stock ranks pari passu with the Company’s Class B Preferred Stock and senior to the Company's common shares.   There were 240,000 shares of Class C Preferred Stock outstanding at  March 31, 2025.

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

At March 31, 2025, accrued dividends declared of $0.1 million were included in accrued expenses and other liabilities in the consolidated balance sheet. The redemption amount of the Class C Preferred Stock was $6.0 million at  March 31, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Class C Preferred Stock at any time; however, if not converted, they are required to be redeemed on February 12, 2032.   As such, the Class C Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheet.

NOTE 17 Shareholders' Equity

During the three months ended March 31, 2025, the Company declared dividends to be paid to the holders of its Class B Preferred Stock and Class C Preferred Stock of $0.2 million and $0.1 million, respectively.  Cash dividends paid during the three months ended March 31, 2025 were $0.2 million.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2025 and  March 31, 2024, the Company repurchased 42,900 and 8,000 shares, respectively, of common stock for an aggregate purchase price of approximately $0.3 million and $0.1 million, respectively, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of   March 31, 2025.

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 and March 31, 2024 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at December 31, 2024	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income arising during the period	413	—	14	427
Amounts reclassified from accumulated other comprehensive loss	(24)	—	—	(24)
Net current-period other comprehensive income	389	—	14	403

Balance at March 31, 2025	$(768)	$(3,286)	$3,739	$(315)

(in thousands)	Three months ended March 31, 2024
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive (loss) income arising during the period	(58)	—	23	(35)
Amounts reclassified from accumulated other comprehensive loss	(13)	—	—	(13)
Net current-period other comprehensive (loss) income	(71)	—	23	(48)

Balance at March 31, 2024	$(1,667)	$(3,286)	$3,365	$(1,588)

For the three months ended  March 31, 2024, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)	Three months ended March 31,
	2025	2024
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$24	$13
Loss from continuing operations before income tax (benefit) expense	24	13
Income tax (benefit) expense	—	—
Loss from continuing operations, net of taxes	24	13
Income from discontinued operations, net of taxes	—	—
Net loss	$24	$13

NOTE 19 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments.  The Company's chief operating decision maker is its President and Chief Executive Officer.  The Company conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PW I and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 27 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 46 and 35 states, respectively, via independent used car dealerships and franchised car dealerships.  Penn also sells and administers a GAP product, in states where Penn is approved.

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix, SNS, SPI, DDI, Image Solutions and Bud's Plumbing.

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

DDI provides outsourced 24 hours a day and 7 days per week cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI currently has a presence in 42 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

Bud's Plumbing provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2025 and March 31, 2024 were:

(in thousands)	Three months ended March 31,
	2025	2024
Revenues:
Service fee and commission revenue - Extended Warranty	$16,670	$16,685
Service fee and commission revenue - Kingsway Search Xcelerator	11,679	9,475
Total revenues	$28,349	$26,160

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

Among other items, the degree and pace of inflation and interest rate changes may have impacts on our business and the recently announced tariffs or retaliatory responses to such tariffs may impact the Company’s operating income. The potential impact of current macroeconomic uncertainties on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these uncertainties.

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. The significant expense categories and amounts by segment align with the segment level information that is regularly provided to the chief operating decision maker.  Total segment operating income reconciled to the consolidated loss from continuing operations for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	Three months ended March 31,			Three months ended March 31,
	2025			2024
(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Total	Extended Warranty	Kingsway Search Xcelerator	Total

Service fee and commission revenue	$16,670	$11,679	$28,349	$16,685	$9,475	$26,160

Less segment expenses:
Claims authorized on vehicle service agreements	5,910	—	5,910	6,121	—	6,121
Commissions	2,752	(93)	2,659	2,608	—	2,608
Cost of services sold	826	6,868	7,694	730	5,579	6,309
Salaries and benefits	4,063	1,747	5,810	3,814	1,510	5,324
Insurance expense	561	107	668	569	93	662
Professional fees	346	336	682	250	264	514
IT expense	312	336	648	291	196	487
Other segment items (a)	1,385	635	2,020	1,226	490	1,716
Total segment operating income	$515	$1,743	$2,258	$1,076	$1,343	$2,419
Net investment income			380			326
Net realized (losses) gains			(71)			124
Net loss on equity investments			—			(3)
Gain (loss) on change in fair value of limited liability investment, at fair value			1			(8)
Interest expense			(1,230)			(1,145)
General and administrative expenses and other revenue not allocated to segments, net (b)			(2,833)			(1,739)
Amortization of intangible assets			(1,682)			(1,414)
Impairment of intangible assets			(84)			(511)
Gain (loss) on change in fair value of debt			20			(80)
Loss on extinguishment of debt			(115)			—
Loss from continuing operations before income tax (benefit) expense			(3,356)			(2,031)
Income tax (benefit) expense			(264)			84
Loss from continuing operations			$(3,092)			$(2,115)

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's limited liability investment, at fair value, subordinated debt and contingent consideration are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

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

•

The fair value of Ravix's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which resulted in the maximum of $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation included forecasted gross profit, gross profit volatility, discount rate and discount term.  During 2022 and 2023, Ravix made payments to the former owners totaling $1.1 million.  The remaining contingent liability of $3.4 million was due to be paid in October 2024.  Ravix made a payment of $0.7 million during the fourth quarter of 2024.  In accordance with the terms of the purchase agreement, any unpaid portion will bear interest at an annual rate of 6.0%.  In February 2025, the Ravix contingent consideration liability and related accrued interest was paid in full.   At March 31, 2025 and  December 31, 2024, the unpaid contingent consideration liability due to the former owners of Ravix was zero and $2.7 million, respectively.  Accrued interest on the unpaid contingent consideration liability, which is included in accrued expenses and other liabilities in the consolidated balance sheet, was zero and less than $0.1 million at  March 31, 2025 and  December 31, 2024, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at March 31, 2025 and December 31, 2024 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 are as follows.

(in thousands)	March 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,506	$—	$13,506	$—
States, municipalities and political subdivisions	2,549	—	2,549	—
Mortgage-backed	9,560	—	9,560	—
Asset-backed	1,323	—	1,323	—
Corporate	10,018	—	10,018	—
Total fixed maturities	36,956	—	36,956	—
Limited liability investment, at fair value	2,860	—	—	2,860
Total assets	$39,816	$—	$36,956	$2,860

Liabilities:
Subordinated debt	$13,375	$—	$13,375	$—
Total liabilities	$13,375	$—	$13,375	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

(in thousands)	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,354	$—	$13,354	$—
States municipalities and political subdivisions	2,775	—	2,775	—
Mortgage-backed	9,886	—	9,886	—
Asset-backed	1,326	—	1,326	—
Corporate	9,622	—	9,622	—
Total fixed maturities	36,963	—	36,963	—
Limited liability investment, at fair value	2,859	—	—	2,859
Total assets	$39,822	$—	$36,963	$2,859

Liabilities:
Subordinated debt	$13,409	$—	$13,409	$—
Contingent consideration	2,725	—	—	2,725
Total liabilities	$16,134	$—	$13,409	$2,725

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)	Three months ended March 31,
	2025	2024
Assets:
Limited liability investment, at fair value:
Beginning balance	$2,859	$3,496
Distributions received	—	(115)
Realized gains included in net loss	—	115
Change in fair value of limited liability investment, at fair value included in net loss	1	(8)
Ending balance	$2,860	$3,488
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net loss	$1	$(8)
Included in other comprehensive income (loss)	$—	$—
Ending balance - assets	$2,860	$3,488
Liabilities:
Contingent consideration:
Beginning balance	$2,725	$3,105
Settlements of contingent consideration liabilities	$(2,725)	$—
Change in fair value of contingent consideration included in net loss	—	270
Ending balance	$—	$3,375
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net loss	$—	$270
Included in other comprehensive income (loss)	$—	$—
Ending balance - liabilities	$—	$3,375

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at March 31, 2025:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$2,860	Market approach	Valuation multiples	1.0x - 9.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at December 31, 2024:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$2,859	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$2,725	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.0%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2025 and  March 31, 2024, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three months ended March 31, 2025 and March 31, 2024. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three months ended March 31, 2025 and  March 31, 2024.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Bud's Plumbing on March 14, 2025 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Bud's Plumbing were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$500	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	30.0%
			Discount rate	18.0%
Trade name	$3,100	Relief from royalty	Royalty rate	5.0%
			Discount rate	17.0%

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  March 31, 2025 and December 31, 2024, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2025 and the year ended  December 31, 2024.

Private Placements

As further described in Note 16, " Redeemable Preferred Stock," on September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of Class B Preferred Stock. Fitzgerald, one of Fitzgerald’s immediate family members, certain members of the Company's Board of Directors and members of the KSX Advisory Board invested a total of $5.2 million in the Class B Preferred Stock private placement transaction.

As further described in Note 16, " Redeemable Preferred Stock," in February 2025, the Company closed on a private placement for aggregate proceeds totaling $6.0 million, resulting from the sale and issuance of 240,000 shares of Class C Preferred Stock. Certain members of the Company's Board of Directors and one of Fitzgerald’s immediate family members invested a total of $3.7 million in the Class C Preferred Stock private placement transaction.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2025

VA Lafayette

On August 16 2024, the Company closed on the sale of 100% of the membership interests in VA Lafayette to a third-party, who subsequently invested in the Company's private placement transaction that closed on  September 24, 2024 and is a current holder of the Company’s Class B Preferred Stock (refer to Note 5, "Acquisitions and Discontinued Operations," for further detail of the sale of VA Lafayette and Note 16, "Redeemable Preferred Stock," for further detail of the private placement).  The Company determined the sale was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions, and given the fact that the terms of the sale were negotiated before the private placement was contemplated.

Seller Note Payable

As part of the acquisition of Bud's Plumbing on March 14, 2025, the Company entered into a $1.25 million promissory note, which is recorded as note payable in the consolidated balance sheet the ("KPH Note"), with the seller of Bud's Plumbing to partially finance the acquisition of Bud's Plumbing.  The seller is a current employee of Bud's Plumbing.  The KPH Note matures on April 1, 2030, requires monthly payments of principal and interest and has an annual fixed interest rate of 6.00%.

NOTE 22 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2024, the Company made reimbursement payments to Aegis totaling $1.7 million in connection with the Settlement Agreement. During the three months ended  March 31, 2025 and  March 31, 2024, the Company made reimbursement payments to Aegis of $0.2 million and zero, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statements of operations for the three months ended March 31, 2025 and  March 31, 2024. The remaining maximum reimbursement amount is $2.9 million as of March 31, 2025.  The ultimate amount incurred under these agreements was not reasonably determinable at March 31, 2025, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2025.

(b) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at March 31, 2025 and December 31, 2024, were on deposit with state regulatory authorities.

The Company also has restricted cash of $7.6 million at March 31, 2025 and December 31, 2024. Included in restricted cash are:

•	$7.0 million and $6.8 million at March 31, 2025 and December 31, 2024, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at March 31, 2025 and December 31, 2024, on deposit with state regulatory authorities; and
•

$0.4 million and $0.7 million at March 31, 2025 and December 31, 2024, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 23 SUBSEQUENT EVENT

On May 8, 2025, the Company closed on a private placement for aggregate proceeds totaling $2.0 million, resulting from the sale and issuance of 80,000 shares of a new series of Class D Preferred Stock, par value $0.01 per share ("Class D Preferred Stock") for a purchase price of $25.00 per share.  The Class D Preferred Stock ranks pari passu with the Company’s Class B and Class C Preferred Stock and senior to the Company's common shares.

Each share of Class D Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to May 8, 2032. Subject to certain adjustments set forth in the certificate of designations for the Class D Preferred Stock, the maximum number of common shares issuable upon conversion of the Class D Preferred Stock is 210,526 common shares.

The holders of Class D Preferred Stock will not be entitled to receive notice of or to attend any meeting of the shareholders of the Company and will not be entitled to vote at any such meeting. The holders of the Class D Preferred Stock are entitled to receive fixed, cumulative, preferential cash dividends at a rate of 8% per share of Class D Preferred Stock per year, payable in equal quarterly installments if declared by the Board of Directors of the Company. Dividends on outstanding shares of Class D Preferred Stock will accrue from day to day commencing on the date of issuance of each such share of Class D Preferred Stock. The cash dividend rate will increase to 18% per share of Class D Preferred Stock if the dividend is not paid and accumulates for a period greater than two consecutive quarters from the date of the most recent dividend payment. The Company will redeem any Class D Preferred Stock not previously converted into common shares, and which remain outstanding on May 8, 2032, for the price of $25.00 per share of Class D Preferred Stock, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption.

The Company shall have the option to redeem 25% of the Class D Preferred Stock it has issued following a sale of assets representing more than 15% of the Company’s consolidated revenues in the prior 12 month period at a price equal to the amount that would yield a total internal rate of return of 15% on the subscription price paid to the Company for the purchase of shares of Class D Preferred Stock submitted for redemption.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 27 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 46 and 35 states, respectively, via independent used car dealerships and franchised car dealerships.  Penn also sells and administers a guaranteed asset protection product ("GAP") in states where Penn is approved.

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

Kingsway Search Xcelerator includes the following subsidiaries of the Company: CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Inc. ("DDI"), Image Solutions, LLC ("Image Solutions") and M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing").  Throughout Management's Discussion and Analysis, the term the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI currently has a presence in 42 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

Bud's Plumbing provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated interim statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating (loss) income that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other revenue (expense).

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

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report. There has been no material change subsequent to December 31, 2024 to the information previously disclosed in the 2024 Annual Report with respect to these significant accounting policies and critical estimates.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the three months ended March 31, 2025 and March 31, 2024 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended March 31,
	2025	2024	Change
Segment operating income:
Extended Warranty	$515	$1,076	$(561)
Kingsway Search Xcelerator	1,743	1,343	400
Total segment operating income	2,258	2,419	(161)
Net investment income	380	326	54
Net realized (losses) gains	(71)	124	(195)
Net loss on equity investments	—	(3)	3
Gain (loss) on change in fair value of limited liability investment, at fair value	1	(8)	9
Interest expense	(1,230)	(1,145)	(85)
General and administrative expenses and other revenue not allocated to segments, net	(2,833)	(1,739)	(1,094)
Amortization of intangible assets	(1,682)	(1,414)	(268)
Impairment of intangible assets	(84)	(511)	427
Gain (loss) on change in fair value of debt	20	(80)	100
Loss on extinguishment of debt	(115)	—	(115)
Loss from continuing operations before income tax (benefit) expense	(3,356)	(2,031)	(1,325)
Income tax (benefit) expense	(264)	84	(348)
Loss from continuing operations	(3,092)	(2,115)	(977)
Income from discontinued operations, net of taxes	—	191	(191)
Loss on disposal of discontinued operations, net of taxes	—	(404)	404
Net loss	$(3,092)	$(2,328)	$(764)

Segment Operating Income, Loss from Continuing Operations and Net Loss

In the first quarter of 2025, we reported segment operating income of $2.3 million compared to $2.4 million in the first quarter of 2024.

In the first quarter of 2025, we reported loss from continuing operations of $3.1 million compared to $2.1 million in the first quarter of 2024.

KINGSWAY FINANCIAL SERVICES INC.

In the first quarter of 2025, we reported a net loss of $3.1 million compared to $2.3 million in the first quarter of 2024.  For the three months ended March 31, 2024, the income from discontinued operations and the loss on disposal of discontinued operations is related to VA Lafayette. See Note 5, "Acquisitions and Discontinued Operations," to the unaudited consolidated interim financial statements, for further information related to the sale of VA Lafayette.

Among other items, the degree and pace of inflation and interest rate changes may have impacts on our business and the recently announced tariffs or retaliatory responses to such tariffs may impact the Company’s operating income. The potential impact of current macroeconomic uncertainties on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these uncertainties.

The discussion below highlights the key drivers of the current and prior year results.

Extended Warranty

The Extended Warranty service fee and commission revenue was $16.7 million for the three months ended March 31, 2025 and March 31, 2024.  However, cash sales were up 3.7% over the prior year.

The Extended Warranty operating income was $0.5 million for the three months ended March 31, 2025 compared with $1.1 million for the three months ended March 31, 2024.

Operating income was primarily impacted by the following:

•

A $0.1 million increase at PWI to $0.2 million for the three months ended March 31, 2025, due to flat sales (cash sales up 2.4%) and lower claims expenses, partially offset by higher commission expense and general and administrative expenses;

•

A $0.3 million decrease at IWS to $0.5 million for the three months ended March 31, 2025, due to higher claims and general and administrative expenses, which more than offset the benefits from increased revenue (cash sales up 20.2%);

•	A $0.2 million decrease at Geminus to an operating loss of $0.1 million for the three months ended March 31, 2025, primarily due to a decrease in revenue (cash sales down 7.7%); and

•

A $0.2 million decrease at Trinity to an operating loss of $0.1 million for the three months ended March 31, 2025, due to higher cost of sales (driven by higher maintenance revenue, which has a lower margin), commission and general and administrative expenses, which more than offset the benefits from increased revenue.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $11.7 million for the three months ended March 31, 2025 compared to $9.5 million for the three months ended March 31, 2024.  Kingsway Search Xcelerator operating income was $1.7 million for the three months ended March 31, 2025 compared to $1.3 million for the three months ended March 31, 2024.  Revenue and operating income were primarily impacted by the following:

•

The inclusion of Image Solutions for the three months ended March 31, 2025 following its acquisition effective September 26, 2024.  For the three months ended March 31, 2025, Image Solutions had revenue and operating income of $1.8 million and $0.4 million, respectively;

•

CSuite operating income increased $0.1 million to $0.1 million for the three months ended March 31, 2025, due to an increase in revenue (primarily driven by interim assignments lasting longer) and less general and administrative expenses, partially offset by higher cost of sales;

•

SPI operating loss increased less than $0.1 million to $0.1 million for the three months ended March 31, 2025, primarily due to a decrease in revenue (a key customer go-live was delayed to Q2) and higher cost of sales, partially offset by lower general and administrative expenses;

•

Ravix operating income decreased $0.1 million to $0.9 million for the three months ended March 31, 2025, due to decreased revenue (primarily due to loss of retained customers as they were acquired), partially offset by a decrease in costs of services sold and general and administrative expenses;

•

SNS operating income decreased by less than $0.1 million to $0.1 million for the three months ended March 31, 2025, primarily due to higher cost of sales and general and administrative expenses, partially offset by an increase in revenue (the average travelers on assignment in Q1 2025 was 50% higher than a year ago);

•

DDI operating income decreased by less than $0.1 million to $0.3 million for the three months ended March 31, 2025, primarily due to an increase in revenue and less general and administrative expenses, partially offset by higher cost of sales; and

•

The revenue and operating income derived from Bud's Plumbing, which was acquired March 14, 2025. Bud's Plumbing had revenue and operating income of $0.3 million and $0.1 million, respectively, from its date of acquisition through March 31, 2025.

Net Investment Income

Net investment income was $0.4 million in the first quarter of 2025 compared to $0.3 million in the first quarter of 2024.  The increase in investment income for the three months ended March 31, 2025 primarily relates to an increase in investment income from fixed maturities, interest income related to the significant financing component for certain SPI contracts and less equity pick-up loss related to limited liability investments.  These increases were partially offset by less income from cash equivalents and less interest income at Argo Holdings Fund I, LLC ("Argo Holdings").

KINGSWAY FINANCIAL SERVICES INC.

Net Realized (Losses) Gains

Net realized losses were $0.1 million in the first quarter of 2025 compared to net realized gains of $0.1 million in the first quarter of 2024.  The net realized losses for the three months ended March 31, 2025 primarily relate to realized losses on sales of fixed maturity investments.  The net realized gains for the three months ended March 31, 2024 primarily relate to realized gains recognized by Argo Holdings.

Interest Expense

Interest expense for the first quarter of 2025 was $1.2 million compared to $1.1 million in the first quarter of 2024. Interest expense was impacted by the following for the three months ended March 31, 2025:

•

An increase of $0.2 million related to the Image Solutions Loan, which was effective September 26, 2024 and has an annual interest rate equal to the Prime Rate plus 0.5%, or 7.25% (current rate of 8.00%);

•

An  increase of $0.1 million for the three months ended March 31, 2025 related to the 2020 KWH Loan.  During 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances. During the third and fourth quarters of 2024, KWH borrowed $6.0 million under the KWH DDTL and $1.0 million under the KWH Revolver. These events resulted in higher interest expense related to the KWH Loan for the three months ended March 31, 2025 compared to the same period in 2024;

•	A decrease of $0.1 million for the three months ended March 31, 2025 related to the 2021, 2022 and 2025 Ravix Loans. During the first quarter of 2025, Ravix entered into an amendment to the 2021 Ravix Loan whereby Ravix borrowed $9.1 million and used the proceeds to repay the existing loan balances. This resulted in lower overall interest expense related to the Ravix Loans for the three months ended March 31, 2025 compared to the same period in 2024 The amended loan has an annual interest rate equal to the Prime Rate plus 0.5% (current rate of 8.00%);

•	A decrease of less than $0.1 million on the Company’s subordinated debt. The Company's subordinated debt bears interest at the rate of CME Term SOFR, plus a spread of 4.20%;

•	A decrease of less than $0.1 million for the three months ended March 31, 2025 related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%); and

•

A decrease of less than $0.1 million for the three months ended March 31, 2025 related to the DDI Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%).

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

General and Administrative Expenses and Other Revenue and Expenses not Allocated to Segments, Net

General and administrative expenses and other revenue not allocated to segments was a net expense of $2.8 million in the first quarter of 2025 compared to $1.7 million in the first quarter of 2024. Included are primarily expenses associated with our corporate holding company, as well as revenue and expenses associated with our various other investments that are accounted for on a consolidated basis.

The increase in net expense for the three months ended March 31, 2025 is primarily attributable to higher acquisition and compensation related expenses, partially offset by zero expense related to the Ravix contingent consideration liability during the three months ended March 31, 2025 compared to the same period in 2024.

Amortization of Intangible Assets

Amortization of intangible assets was $1.7 million in the first quarter of 2025 compared to $1.4 million in the first quarter of 2024.  The increase is primarily due to the inclusion of Image Solutions for the three months ended March 31, 2025 following its acquisition effective September 26, 2024.

Impairment of Intangible Assets

Impairment of intangible assets was $0.1 million in the first quarter of 2025 compared to $0.5 million in the first quarter of 2024. The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At March 31, 2025 and March 31, 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $0.1 million during the first quarter of 2025 related to the Ravix indefinite-lived trade name and an impairment charge of $0.5 million during the first quarter of 2024 related to the SNS and CSuite indefinite-lived trade names. The reduction in value is primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion

Gain (Loss) on Change in Fair Value of Debt

Gain on change in fair value of debt was less than  $0.1 million in the first quarter of 2025 compared to a loss of  $0.1 million in the first quarter of 2024.  The gain or loss for the  three months ended March 31, 2025 and  March 31, 2024 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). See "Debt" section below for further information.

Loss on Extinguishment of Debt

During the first quarter of 2025, there was a modification to the 2021 Ravix Loan.  For the three months ended March 31, 2025, loss on extinguishment of debt of $0.1 million relates to the write-down of the unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date, since the original debt was fully repaid as part of the modification.  See Note 10 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax (Benefit) Expense

Income tax benefit for the first quarter of 2025 was $0.3 million compared to an expense of $0.1 million in the first quarter of 2024.  For the three months ended March 31, 2025, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards. For the three months ended March 31, 2024, the Company reported income tax expense primarily due to state tax expense. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three months ended March 31, 2025 and March 31, 2024.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2024 Annual Report for an overview of how we account for our various investments.

At March 31, 2025, we held cash and cash equivalents, restricted cash and investments with a carrying value of $55.2 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2025	% of Total	December 31, 2024	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,506	24.5%	13,354	24.5%
States, municipalities and political subdivisions	2,549	4.6%	2,775	5.1%
Mortgage-backed	9,560	17.3%	9,886	18.1%
Asset-backed	1,323	2.4%	1,326	2.4%
Corporate	10,018	18.1%	9,622	17.7%
Total fixed maturities	36,956	66.9%	36,963	67.9%
Limited liability investments	650	1.2%	650	1.2%
Limited liability investment, at fair value	2,860	5.2%	2,859	5.2%
Investments in private companies	628	1.1%	696	1.3%
Short-term investments	171	0.3%	169	0.3%
Total investments	41,265	74.7%	41,337	75.9%
Cash and cash equivalents	6,371	11.5%	5,493	10.1%
Restricted cash	7,589	13.8%	7,643	14.0%
Total	55,225	100.0%	54,473	100.0%

Investment Impairment

The Company performs a quarterly analysis of its investments to determine if declines in fair value may result in the recognition of impairment losses in net loss. Factors considered in the determination of whether or not an impairment loss is recognized in net loss include a current intention or need to sell the security or an indication that a credit loss exists.  See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2024 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an impairment loss on an investment.

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net loss.  If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company performs a quarterly analysis of its available for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred.

There were no impairment losses recorded related to investments during the three months ended March 31, 2025 and March 31, 2024.

At March 31, 2025 and December 31, 2024, the gross unrealized losses for fixed maturities amounted to $0.9 million and $1.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.

DEBT

The principal and carrying value of the Company's debt instruments at March 31, 2025 and December 31, 2024 are as follows:

(in thousands)	March 31, 2025		December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
2021 Ravix Loan	$—	$—	$2,288	$2,288
2022 Ravix Loan	—	—	4,300	4,182
2022 Ravix Revolver	500	500	500	500
2025 Ravix Loan	9,049	9,012	—	—
SNS Term Loan	3,517	3,458	3,842	3,779
SNS Revolver	600	600	450	450
DDI Term Loan	5,227	5,175	5,507	5,452
DDI Revolver	30	30	—	—
Image Solutions Loan	7,363	7,212	7,556	7,399
2024 KWH Term Loan	12,750	12,670	13,313	13,228
2024 KWH DDTL	5,344	5,344	5,850	5,850
KWH Revolver	1,000	1,000	1,000	1,000
Total bank loans	45,380	45,001	44,606	44,128
Note payable	1,250	1,100	—	—
Subordinated debt	15,000	13,375	15,000	13,409
Total	$61,630	$59,476	$59,606	$57,537

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the three months ended March 31, 2025 are further described below.

Bank Loans

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Ravix Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan.  The Company also recorded as a discount to the carrying value of the 2025 Ravix Loan issuance costs of less than $0.1 million specifically related to the 2025 Ravix Loan.

The 2025 Ravix Loan was not deemed to be substantially different as a result of the fourth amendment; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the three months ended March 31, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

During the first quarter of 2025, the Company borrowed $0.2 million under the SNS Revolver and less than $0.1 million under the DDI Revolver.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At March 31, 2025, December 31, September 30, June 30 and March 31, 2024, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended March 31, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Note Payable

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of Kingsway Plumbing Holdco LLC ("KPH LLC"), and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note, which is recorded as note payable in the consolidated balance sheet at March 31, 2025, was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.3 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note requires monthly payments of principal and interest and has an annual fixed interest rate of 6.00%.  The KPH Note matures on April 1, 2030.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At March 31, 2025, the carrying value of the subordinated debt is $13.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows from Continuing Operations

During the three months ended March 31, 2025, the Company reported $1.8 million of net cash used in operating activities from continuing operations, primarily due to cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity, partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the three months ended March 31, 2024, the Company reported $0.2 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the three months ended March 31, 2025, the net cash used in investing activities from continuing operations was $3.2 million. This use of cash is primarily attributed to the acquisition of Bud's Plumbing, net of cash acquired, partially offset by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.  During the three months ended March 31, 2024, the net cash used in investing activities from continuing operations was $0.2 million. This use of cash is primarily attributed to purchases of fixed maturities and property and equipment, net in excess of proceeds from sales and maturities of fixed maturities and sales of equity securities.

During the three months ended March 31, 2025, the net cash provided by financing activities from continuing operations was $5.8 million. This source of cash was primarily attributed to principal proceeds from bank loans of $9.3 million and proceeds from the issuance of Class C preferred stock of $6.0 million, partially offset by principal repayment on bank loans of $8.5 million, cash paid to settle the Ravix contingent liability of $0.4 million and cash paid for repurchases of common stock of $0.3 million.  During the three months ended March 31, 2024, the net cash provided by financing activities from continuing operations was $2.5 million.  This source of cash was primarily attributed to principal proceeds from bank loans of $4.2 million, partially offset by principal repayment on bank loans of $1.6 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.4 million and $0.9 million at March 31, 2025 and December 31, 2024, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $6.4 million and $5.5 million reported at March 31, 2025 and December 31, 2024, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation, the Company’s management has concluded that, as of March 31, 2025, our internal control over financial reporting were effective based on the COSO framework.

Changes in Internal Control over Financial Reporting

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of Bud's Plumbing.  Since the date of this acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, Bud's Plumbing has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2025, and ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Bud's Plumbing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to those risk factors previously disclosed in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as described below.  These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The transactions described below were exempt from the registration requirements of the Securities Act either under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with the Company, to information about the Company.

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

KINGSWAY FINANCIAL SERVICES INC.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company was authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024. On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, all the authorized amount was fully utilized as of the end of January 2025.   See Note 17, "Shareholders' Equity," for further discussion of the share repurchase program.

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2025	42,900	$7.99	42,900	$2
February 1 - 28, 2025	—	—	—	$2
March 1- 31, 2025	—	—	—	$2
Total	42,900	$7.99	42,900

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

3.1	Class C Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

10.1	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

10.2	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 8, 2025	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 8, 2025	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)