Form 10-Q
period 2025-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2025-08-07
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2025
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 7, 2025 was 28,873,415.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,069 and $38,117, respectively)	$37,530	$36,963
Limited liability investments	650	650
Limited liability investment, at fair value	3,037	2,859
Investments in private companies, at adjusted cost	628	696
Short-term investments, at cost which approximates fair value	173	169
Total investments	42,018	41,337
Cash and cash equivalents	12,079	5,493
Restricted cash	7,378	7,643
Accrued investment income	895	841
Service fee receivable, net of allowance for credit losses of $758 and $626, respectively	10,940	9,361
Other receivables, net of allowance of $5 and $5, respectively	2,904	1,000
Deferred contract costs	14,570	13,889
Income taxes receivable	605	574
Property and equipment, net of accumulated depreciation of $2,006 and $1,720, respectively	1,679	1,567
Right-of-use asset	2,561	2,390
Goodwill	57,547	56,524
Intangible assets, net of accumulated amortization of $37,834 and $34,442, respectively	40,134	40,049
Other assets	14,387	5,948
Total Assets	$207,697	$186,616
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$20,701	$20,616
Deferred service fees	86,430	83,108
Bank loans	43,351	44,128
Note payable	1,053	—
Subordinated debt, at fair value	13,928	13,409
Lease liability	2,826	2,682
Net deferred income tax liabilities	3,800	4,371
Total Liabilities	172,089	168,314
Redeemable preferred stock, $0.01 par value; 650,000 and 330,000 authorized, issued and outstanding at June 30, 2025 and December 31, 2024, respectively; redemption amount of $16,250 and $8,250 at June 30, 2025 and December 31, 2024, respectively	16,250	8,250
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,456,040 and 28,119,776 issued at June 30, 2025 and December 31, 2024, respectively; and 28,430,113 and 27,136,749 outstanding at June 30, 2025 and December 31, 2024, respectively	294	281
Additional paid-in capital	392,853	376,503
Treasury stock, at cost; 1,025,927 and 983,027 outstanding at June 30, 2025 and December 31, 2024, respectively	(6,545)	(6,200)
Accumulated deficit	(368,520)	(361,453)
Accumulated other comprehensive loss	(640)	(718)
Shareholders' equity attributable to common shareholders	17,442	8,413
Noncontrolling interests in consolidated subsidiaries	1,916	1,639
Total Shareholders' Equity	19,358	10,052
Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity	$207,697	$186,616

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Service fee and commission revenue	$30,919	$26,446	$59,268	$52,606
Total revenues	30,919	26,446	59,268	52,606
Operating expenses:
Claims authorized on vehicle service agreements	6,805	6,349	12,715	12,470
Commissions	2,902	2,777	5,561	5,385
Cost of services sold	8,268	6,161	15,962	12,470
General and administrative expenses	14,070	11,033	26,870	21,388
Total operating expenses	32,045	26,320	61,108	51,713
Operating (loss) income	(1,126)	126	(1,840)	893
Other revenues (expenses), net:
Net investment income	410	308	790	634
Net realized gains	128	277	57	401
Net loss on equity investments	—	—	—	(3)
Gain on change in fair value of limited liability investment, at fair value	177	86	178	78
Non-operating other revenue, net	226	472	365	385
Interest expense	(1,265)	(1,162)	(2,495)	(2,307)
Amortization of intangible assets	(1,710)	(1,457)	(3,392)	(2,871)
Impairment of intangible assets	(135)	(690)	(219)	(1,201)
(Loss) gain on change in fair value of debt	(1)	(49)	19	(129)
Loss on extinguishment of debt	—	(160)	(115)	(160)
Total other expenses, net	(2,170)	(2,375)	(4,812)	(5,173)
Loss from continuing operations before income tax (benefit) expense	(3,296)	(2,249)	(6,652)	(4,280)
Income tax (benefit) expense	(131)	104	(395)	188
Loss from continuing operations	(3,165)	(2,353)	(6,257)	(4,468)
Income from discontinued operations, net of taxes	—	167	—	358
Loss on disposal of discontinued operations, net of taxes	—	—	—	(404)
Net loss	(3,165)	(2,186)	(6,257)	(4,514)
Less: Net income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	152	177	277	334
Less: Dividends on preferred stock	311	—	533	—
Net loss attributable to common shareholders	$(3,628)	$(2,363)	$(7,067)	$(4,848)

Net loss from continuing operations attributable to common shareholders	$(3,628)	$(2,530)	$(7,067)	$(4,802)
Net income (loss) from discontinued operations attributable to common shareholders	—	167	—	(46)
Net loss attributable to common shareholders	$(3,628)	$(2,363)	$(7,067)	$(4,848)

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.13)	$(0.09)	$(0.26)	$(0.18)
Discontinued operations	$—	$0.01	$—	$—
Basic loss per share - net loss attributable to common shareholders	$(0.13)	$(0.08)	$(0.26)	$(0.18)
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.13)	$(0.09)	$(0.26)	$(0.18)
Discontinued operations	$—	$0.01	$—	$—
Diluted loss per share - net loss attributable to common shareholders	$(0.13)	$(0.08)	$(0.26)	$(0.18)
Weighted-average shares outstanding (in ‘000s):
Basic:	27,196	27,309	27,150	27,223
Diluted:	27,196	27,309	27,150	27,223

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(3,165)	$(2,186)	$(6,257)	$(4,514)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	256	108	669	45
Reclassification adjustment for amounts included in net loss	(29)	(29)	(53)	(42)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(552)	(15)	(538)	8
Other comprehensive (loss) income, net of taxes(1):	(325)	64	78	11
Comprehensive loss	(3,490)	(2,122)	(6,179)	(4,503)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	152	179	277	331
Comprehensive loss attributable to common shareholders	$(3,642)	$(2,301)	$(6,456)	$(4,834)

(1) Net of income tax (benefit) expense of $0 for the three and six months ended June 30, 2025 and June 30, 2024.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	27,093,849	$281	$376,924	$(6,545)	$(364,892)	$(315)	5,453	$1,764	$7,217
Common stock issued at $11.75 per share, net	1,336,264	13	15,589	—	—	—	15,602	—	15,602
Net (loss) income	—	—	—	—	(3,317)	—	(3,317)	152	(3,165)
Preferred stock dividends	—	—	—	—	(311)	—	(311)	—	(311)
Other comprehensive loss	—	—	—	—	—	(325)	(325)	—	(325)
Stock-based compensation	—	—	340	—	—	—	340	—	340
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	$17,442	$1,916	$19,358

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	27,372,509	$281	$378,008	$(3,760)	$(349,353)	$(1,588)	$23,588	$(2,946)	$20,642
Net (loss) income	—	—	—	—	(2,363)	—	(2,363)	177	(2,186)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(678)	(678)
Repurchases of common stock	(110,550)	—	—	(890)	—	—	(890)	—	(890)
Other comprehensive income	—	—	—	—	—	62	62	2	64
Stock-based compensation	—	—	265	—	—	—	265	—	265
Balance, June 30, 2024	27,261,959	$281	$378,273	$(4,650)	$(351,716)	$(1,526)	$20,662	$(3,445)	$17,217

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052
Common stock issued at $11.75 per share, net	1,336,264	13	15,589	—	—	—	15,602	—	15,602
Net (loss) income	—	—	—	—	(6,534)	—	(6,534)	277	(6,257)
Preferred stock dividends	—	—	—	—	(533)	—	(533)	—	(533)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	78	78	—	78
Stock-based compensation	—	—	761	—	—	—	761	—	761
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	$17,442	$1,916	$19,358

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$278	$379,535	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611
Vesting of restricted stock awards	500,000	5	—	—	—	—	5	—	5
Tax withholding related to net of share settlement of restricted stock awards	(221,104)	(2)	(1,847)	—	—	—	(1,849)	—	(1,849)
Net (loss) income	—	—	—	—	(4,848)	—	(4,848)	334	(4,514)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(678)	(678)
Repurchases of common stock	(118,550)	—	—	(954)	—	—	(954)	—	(954)
Other comprehensive income (loss)	—	—	—	—	—	14	14	(3)	11
Stock-based compensation	—	—	585	—	—	—	585	—	585
Balance, June 30, 2024	27,261,959	$281	$378,273	$(4,650)	$(351,716)	$(1,526)	$20,662	$(3,445)	$17,217

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(6,257)	$(4,514)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	—	(358)
Loss on disposal of discontinued operations, net of taxes	—	404
Equity in net loss of limited liability investments	—	162
Depreciation and amortization expense	3,697	3,244
Stock-based compensation expense	761	585
Net realized gains	(57)	(401)
Net loss on change in fair value of equity investments	—	3
Gain on change in fair value of limited liability investment, at fair value	(178)	(78)
Impairment of intangible assets	219	1,201
(Gain) loss on change in fair value of debt	(19)	129
Loss on change in fair value of derivatives	—	49
Loss on change in fair value of contingent consideration	—	270
Deferred income taxes	(571)	(108)
Amortization of fixed maturities premiums and discounts	(28)	(10)
Loss on extinguishment of debt	115	160
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for assets acquired	(1,379)	214
Other receivables, net, adjusted for assets acquired	412	302
Deferred contract costs	(681)	(259)
Other assets, adjusted for assets acquired	(238)	(364)
Deferred service fees	3,322	874
Other, net, adjusted for liabilities acquired	(579)	(999)
Cash (used in) provided by operating activities - continuing operations	(1,461)	506
Cash provided by operating activities - discontinued operations	—	300
Net cash (used in) provided by operating activities	(1,461)	806
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,687	3,652
Proceeds from sales of equity investments	—	77
Purchases of fixed maturities	(5,688)	(3,439)
Net proceeds from limited liability investment, at fair value	95	1,052
Net proceeds from investments in private companies	107	16
Net (purchases of) proceeds from other investments and short-term investments	(4)	2
Acquisition of businesses, net of cash acquired	(13,631)	7
Net purchases of property and equipment, adjusted for assets acquired	(242)	(437)
Cash (used in) provided by investing activities - continuing operations	(13,676)	930
Cash used in investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(13,676)	930
Financing activities:
Proceeds from issuance of common stock, net	15,602	—
Proceeds from issuance of preferred stock	8,000	—
Cash paid for repurchase of common stock	(345)	(954)
Distributions to noncontrolling interest holders	—	(678)
Payment of preferred stock dividends	(389)	—
Payment of contingent consideration from acquisition	(420)	—
Taxes paid related to net share settlements of restricted stock awards	—	(1,844)
Principal proceeds from bank loans, net of debt issuance costs of $38 in 2025 and $123 in 2024	9,410	19,077
Principal payments on bank loans	(10,346)	(16,579)
Principal payments on note payable	(54)	—
Cash provided by (used in) financing activities - continuing operations	21,458	(978)
Cash used in financing activities - discontinued operations	—	(312)
Net cash provided by (used in) financing activities	21,458	(1,290)
Net increase in cash and cash equivalents and restricted cash from continuing operations	6,321	458
Cash and cash equivalents and restricted cash at beginning of period	13,136	18,110
Less: cash and cash equivalents and restricted cash of discontinued operations	—	612
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	13,136	17,498
Cash and cash equivalents and restricted cash of continuing operations at end of period	$19,457	$17,956

(in thousands)	June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$12,079	$9,594
Restricted cash	7,378	8,362
Cash and cash equivalents and restricted cash per statements of cash flows	$19,457	$17,956

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications had no impact on previously reported net loss or total assets, liabilities or shareholders' equity.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing") for aggregate consideration consisting of cash and a seller note, of approximately $5.0 million, less certain escrowed amounts for purposes of indemnification claims. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid during the second quarter of 2025.  Bud's Plumbing, based in Evansville, Indiana, is a provider of various plumbing installation, service and repair services to residential and commercial customers.  As further discussed in Note 19, "Segmented Information," Bud's Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s seventh acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

The following table summarizes the preliminary purchase price of Bud's Plumbing:

(in thousands)
Preliminary purchase price:	March 14, 2025
Cash paid at closing	$3,829
Working capital adjustment	31
Seller note	1,100
Total purchase price	$4,960

The following table summarizes the preliminary allocation of the Bud's Plumbing purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
March 14, 2025

Preliminary purchase price	$4,960

Cash and cash equivalents	$308
Service fee receivable	46
Property and equipment	173
Intangible asset not subject to amortization - trade name	3,100
Intangible asset subject to amortization - customer relationships	500
Other assets - inventory and prepaid expenses	226
Total assets	$4,353

Accrued expenses and other liabilities	$332
Total liabilities	$332

Total identifiable assets and liabilities	$4,021

Excess purchase price allocated to goodwill	$939

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

The preliminary fair value of the acquired service fee receivable of less than $0.1 million is equivalent to its gross contractual amount.  The unaudited consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through  June 30, 2025, Bud's Plumbing earned revenue of $2.0 million and had net income of $0.2 million. During the three and six months ended June 30, 2025, the Company incurred expenses related to the acquisition of Bud's Plumbing of $0.4 million, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2025.  The proforma effects of the Bud’s Plumbing acquisition are not material to the Company’s consolidated statements of operations for the three and six months ended  June 30, 2025 and June 30, 2024.

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the six months ended  June 30, 2025, the Company recorded a measurement period adjustment that increased goodwill by $0.1 million compared to the amount recorded at December 31, 2024.  The measurement period adjustment primarily reflects changes in the estimated fair value of inventory.

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $6.6 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the Image Solutions purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 26, 2024

Purchase Price	$20,354

Cash and cash equivalents	$293
Service fee receivable	575
Other receivables	160
Property and equipment	85
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	11,100
Other assets - inventory and prepaid expenses	869
Total assets	$14,582

Accrued expenses and other liabilities	$799
Total liabilities	$799

Total identifiable assets and liabilities	$13,783

Excess purchase price allocated to goodwill	$6,571

The preliminary fair value of the acquired service fee receivable of $0.6 million is equivalent to its gross contractual amount.

(b)	Discontinued Operations

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statement of operations for the three and six months ended June 30, 2024 is presented below:

(in thousands)	Three months ended June 30,	Six months ended June 30,
	2024	2024
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$360	$733
Total revenues	360	733
Expenses:
Cost of services sold	52	105
General and administrative expenses	60	120
Leased real estate segment interest expense	87	175
Total expenses	199	400
Non-operating other revenue	6	25
Income from discontinued operations before income tax expense	167	358
Income tax expense	—	—
Income from discontinued operations, net of taxes	$167	$358

For the three and six months ended June 30, 2024, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the six months ended  June 30, 2024 is comprised of $0.4 million of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at June 30, 2025 and December 31, 2024 are summarized in the tables shown below:

(in thousands)	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,737	$78	$100	$13,715
States, municipalities and political subdivisions	2,291	4	46	2,249
Mortgage-backed	10,482	54	282	10,254
Asset-backed	1,463	8	16	1,455
Corporate	10,096	43	282	9,857
Total fixed maturities	$38,069	$187	$726	$37,530

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

(in thousands)	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,561	$11	$218	$13,354
States, municipalities and political subdivisions	2,846	2	73	2,775
Mortgage-backed	10,309	10	433	9,886
Asset-backed	1,346	2	22	1,326
Corporate	10,055	9	442	9,622
Total fixed maturities	$38,117	$34	$1,188	$36,963

The table below summarizes the Company's fixed maturities at June 30, 2025 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,592	$7,534
Due after one year through five years	22,847	22,618
Due after five years through ten years	3,261	3,249
Due after ten years	4,369	4,129
Total	$38,069	$37,530

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of June 30, 2025 and December 31, 2024. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,372	$18	$2,567	$82	$4,939	$100
States, municipalities and political subdivisions	198	1	1,314	45	1,512	46
Mortgage-backed	1,402	11	3,873	271	5,275	282
Asset-backed	91	—	487	16	578	16
Corporate	523	2	6,354	280	6,877	282
Total fixed maturities	$4,586	$32	$14,595	$694	$19,181	$726

(in thousands)	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,417	$28	$7,984	$190	$10,401	$218
States, municipalities and political subdivisions	331	1	1,981	72	2,312	73
Mortgage-backed	3,006	57	5,477	376	8,483	433
Asset-backed	254	—	756	22	1,010	22
Corporate	966	10	7,274	432	8,240	442
Total fixed maturities	$6,974	$96	$23,472	$1,092	$30,446	$1,188

At June 30, 2025 and  December 31, 2024, there are approximately 139 and 191 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at June 30, 2025 and  December 31, 2024.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value is less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at June 30, 2025 and  December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three and six months ended June 30, 2025 and June 30, 2024.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2025 and December 31, 2024, the carrying value of limited liability investments totaled $0.7 million. The Company recorded no impairments related to limited liability investments during the three and six months ended June 30, 2025 and  June 30, 2024.  Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  June 30, 2025, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings Fund I, LLC ("Argo Holdings").  As of June 30, 2025 and December 31, 2024, the carrying value of the Company's limited liability investment, at fair value was $3.0 million and $2.9 million, respectively.  At June 30, 2025, the Company had no unfunded commitments to fund limited liability investment, at fair value.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2025 and December 31, 2024, the carrying value of the Company's investments in private companies totaled $0.6 million and $0.7 million, respectively.  For the three and six months ended June 30, 2025 and  June 30, 2024, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2025 and June 30, 2024.

Net investment income for the three and six months ended June 30, 2025 and June 30, 2024 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Interest from fixed maturities	$351	$325	$687	$637
Dividends	10	16	20	28
Loss from limited liability investments	—	(102)	—	(162)
Other	73	109	143	202
Gross investment income	434	348	850	705
Investment expenses	(24)	(40)	(60)	(71)
Net investment income	$410	$308	$790	$634

Net realized gains on investments for the three and six months ended June 30, 2025 and June 30, 2024 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Available-for-sale fixed maturities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(4)	—	(76)	—
Net realized losses on available-for-sale fixed maturities	(4)	—	(76)	—
Limited liability investment, at fair value	95	271	95	386
Investments in private companies	37	6	38	15
Net realized gains	$128	$277	$57	$401

Net loss on equity investments for the three and six months ended June 30, 2025 and June 30, 2024 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net losses recognized on equity investments sold during the period	$—	$—	$—	$(3)
Change in net unrealized (losses) gains recognized on equity investments held at end of the period	—	—	—	—
Net loss on equity investments	$—	$—	$—	$(3)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the six months ended June 30, 2025:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Total
Balance, December 31, 2024	$31,153	$25,371	$56,524
Acquisition	—	938	938
Measurement period adjustments	—	85	85
Balance, June 30, 2025	$31,153	$26,394	$57,547

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the six months ended June 30, 2025, the Company recorded goodwill of $0.9 million related to the acquisition of Bud's Plumbing on March 14, 2025.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation within the next three months.  The estimates, allocations and calculations recorded at June 30, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the six months ended June 30, 2025, the Company recorded a measurement period adjustment, related to acquisition of Image Solutions, that increased goodwill by $0.1 million.

At each of  June 30, 2025 and December 31, 2024, accumulated goodwill impairment losses were $0.7 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and six months ended June 30, 2025 and June 30, 2024.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at June 30, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,787	29,126	—	22,661
Developed technology	651	110	—	541
Intangible assets not subject to amortization:
Trade names	19,267	—	2,335	16,932
Total	$80,303	$37,834	$2,335	$40,134

(in thousands)	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,242	25,765	—	25,477
Developed technology	600	79	—	521
Intangible assets not subject to amortization:
Trade names	16,167	—	2,116	14,051
Total	$76,607	$34,442	$2,116	$40,049

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the first quarter of 2025, the Company recorded $3.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of Bud’s Plumbing on March 14, 2025. The customer relationships intangible asset of $0.5 million is being amortized over six years, based on the pattern in which the economic benefits of the intangible asset is expected to be consumed. The trade name intangible asset of $3.1 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation within the next three months. The estimates, allocations and calculations recorded at June 30, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $1.7 million and $1.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively ($3.4 million and $2.9 million for the six months ended June 30, 2025 and  June 30, 2024, respectively).

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

At each quarter end of the first and second quarters of 2025 and 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three and six months ended June 30, 2025 of $0.1 million and $0.2 million, respectively, related to the Ravix indefinite-lived trade name, and $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively, related to the SNS and CSuite indefinite-lived trade names.  The fair value of the Ravix, SNS and CSuite trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	June 30, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$633	$406	$227
Furniture and equipment	342	238	104
Computer hardware	1,830	1,022	808
Medical equipment	671	318	353
Vehicles	209	22	187
Total	$3,685	$2,006	$1,679

(in thousands)	December 31, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	583	346	237
Furniture and equipment	256	228	28
Computer hardware	1,675	874	801
Medical equipment	701	263	438
Vehicles	72	9	63
Total	$3,287	$1,720	$1,567

For the three months ended June 30, 2025 and June 30, 2024, depreciation expense related to medical equipment and certain computer hardware of $0.1 million and zero, respectively ( $0.1 million and  zero for the six months ended June 30, 2025 and  June 30, 2024, respectively), is included in cost of services sold in the unaudited consolidated statements of operations.  For the three months ended June 30, 2025 and June 30, 2024, depreciation expense on all other property and equipment of $0.1 million and  $0.2 million, respectively ( $0.2 million and  $0.4 million for the six months ended June 30, 2025 and  June 30, 2024, respectively), is included in general and administrative expenses in the unaudited consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

NOTE 10 DEBT

Debt consists of the following instruments at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025			December 31, 2024
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$—	$—	$—	$2,288	$2,288	$2,312
2022 Ravix Loan	—	—	—	4,300	4,182	4,389
2022 Ravix Revolver	500	500	516	500	500	500
2025 Ravix Loan	8,821	8,787	9,447	—	—	—
SNS Term Loan	3,192	3,137	3,279	3,842	3,779	3,942
SNS Revolver	750	750	751	450	450	452
DDI Term Loan	4,947	4,898	5,150	5,507	5,452	5,704
DDI Revolver	23	23	23	—	—	—
Image Solutions Loan	7,169	7,025	6,670	7,556	7,399	7,669
2024 KWH Term Loan	12,188	12,112	12,520	13,313	13,228	13,536
2024 KWH DDTL	5,119	5,119	5,267	5,850	5,850	5,982
KWH Revolver	1,000	1,000	1,005	1,000	1,000	1,067
Total bank loans	43,709	43,351	44,628	44,606	44,128	45,553
Note payable	1,196	1,053	1,053	—	—	—
Subordinated debt	15,000	13,928	13,928	15,000	13,409	13,409
Total	$59,905	$58,332	$59,609	$59,606	$57,537	$58,962

Subordinated debt mentioned above consists of the following trust preferred debt instrument at June 30, 2025 and  December 31, 2024:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

The contractual maturities of the Company's principal debt balances as of June 30, 2025 were as follows:

(in thousands)	Principal Maturities
2025	$5,740
2026	7,586
2027	8,712
2028	7,159
2029	10,656
Thereafter	20,052
Total	$59,905

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Ravix Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan. The 2025 Ravix Loan and 2022 Ravix Revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At June 30, 2025, the interest rate was 8.00%.

The Company also recorded as a discount to the carrying value of the 2025 Ravix Loan issuance costs of less than $0.1 million specifically related to the 2025 Ravix Loan.  The 2025 Ravix Loan is carried in the consolidated balance sheet at  June 30, 2025 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

The 2025 Ravix Loan and the 2021 and 2022 Ravix Loans were not deemed to be substantially different as a result of the fourth amendment; therefore, the 2025 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2021 and 2022 Ravix Loans at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the six months ended June 30, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

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

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2025, the interest rate was 8.00%.  The SNS Revolver matures on August 2, 2025 and the term loan matures on November 18, 2028.  On July 22, 2025, the SNS Loan was amended to extend the maturity date on the SNS Revolver to  November 2, 2025.  During the fourth quarter of 2024, the Company borrowed $0.5 million under the SNS Revolver.  During the six months ended June 30, 2025, the Company borrowed an additional $0.3 million under the SNS Revolver.

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

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At each quarter end beginning March 31, 2024 through June 30, 2025, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended June 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver (the "DDI Revolver") to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2025, the interest rate was 8.00%. Monthly principal payments on the term loan began on December 15, 2024. The DDI Revolver matures on November 1, 2025 and the term loan matures on October 26, 2029.  During the six months ended June 30, 2025, the Company borrowed $0.1 million and and made principal repayments of less than $0.1 million under the DDI Revolver.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Image Solutions

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At June 30, 2025, the interest rate was 8.00%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  At  June 30, 2025 and  December 31, 2024, the balance of the revolver was zero.

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

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.  The 2024 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2025, the interest rate was 7.44%.

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

During the third and fourth quarters of 2024, $6.0 million was borrowed under the KWH DDTL and $1.0 million was drawn on the KWH Revolver.  As of December 31, 2024 and June 30, 2025, both the KWH DDTL and the KWH Revolver are fully drawn.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

SPI

On June 15, 2025, the Company's subsidiaries, Systems Products International Inc. ("SPI") and Vertical Market Solutions LLC, together established a $0.3 million revolver with a bank (the "SPI Revolver"). The SPI Revolver has an annual interest rate equal to the Prime Rate.  The SPI Revolver matures on July 15, 2026.  At  June 30, 2025, the balance of the SPI Revolver was  zero.

(b)          Note payable:

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of Kingsway Plumbing Holdco LLC ("KPH LLC"), and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note, which is recorded as note payable in the consolidated balance sheet at June 30, 2025, was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.3 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note requires monthly payments of principal and interest and has an annual fixed interest rate of 6.00%.  The KPH Note matures on April 1, 2030.

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

Of the $0.5 million increase in fair value of the Company's subordinated debt between December 31, 2024 and June 30, 2025, $0.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and less than $0.1 million is reported as gain on change in fair value of debt in the Company's unaudited consolidated statement of operations.

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$218	$139	$411	$282
Variable lease cost	46	67	102	137
Short-term lease cost	29	24	58	49

The annual maturities of lease liabilities as of June 30, 2025 were as follows:

(in thousands)	Lease Commitments
2025	$463
2026	845
2027	642
2028	381
2029	277
2030 and thereafter	543
Total undiscounted lease payments	3,151
Imputed interest	325
Total lease liabilities	$2,826

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

The weighted-average remaining lease term for our operating leases was 4.99 years as of June 30, 2025. The weighted-average discount rate of our operating leases was 6.24% as of June 30, 2025. Cash paid for amounts included in the measurement of lease liabilities was $0.4 million and $0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

(b)          Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third-party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceed the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within service fee and commission revenue, and cost of services sold, respectively, upon delivery and installation of the equipment to the customer. For the three months ended June 30, 2025 and June 30, 2024, total revenue recognized from sales-type leases was $0.4 million and zero, respectively ($0.7 million and zero for the six months ended June 30, 2025 and  June 30, 2024, respectively).

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

The following table disaggregates revenues from contracts with customers by revenue type for the three and six months ended June 30, 2025 and June 30, 2024:

(in thousands)		Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$15,140	$14,998	$30,034	$29,980
Maintenance support service fees	Trinity	1,170	878	2,096	1,641
Warranty product commissions	Trinity	1,332	1,229	2,182	2,168
Business services consulting fees	Ravix, CSuite and Image Solutions	5,723	4,382	11,931	8,932
Healthcare services fees	SNS and DDI	4,567	4,088	9,159	8,314
Software license and support fees	SPI and ATWI	1,246	871	1,837	1,571
Skilled trades repair and service fees	Bud's Plumbing	1,741	—	2,029	—
Service fee and commission revenue		$30,919	$26,446	$59,268	$52,606

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2025 and December 31, 2024 were $10.9 million and $9.4 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at June 30, 2025 and December 31, 2024 of $0.8 million and $0.6 million, respectively. During the three months ended  June 30, 2025 and  June 30, 2024, the Company recorded an increase to its allowance for credit losses of $0.1 million and less than $0.1 million, respectively ($0.1 million and $0.1 million for the six months ended June 30, 2025 and  June 30, 2024, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of less than $0.1 million during each of the three months ended  June 30, 2025 and  June 30, 2024, respectively (less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and  June 30, 2024, respectively).

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the six months ended June 30, 2025 were as follows:

(in thousands)	Six Months Ended June 30, 2025
Balance, December 31, 2024	$1,878
Contract asset additions	405
Amounts transferred to service fee receivables	(240)
Write-off of contract asset balances	(10)
Balance, June 30, 2025	$2,033

The contract asset is reported net of an estimated allowance for credit losses of zero at June 30, 2025 and December 31, 2024.  During the three months ended  June 30, 2025 and  June 30, 2024, the Company recorded an increase to the contract asset allowance for credit losses of zero and less than $0.1 million, respectively (zero and less than $0.1 million for the six months ended June 30, 2025 and  June 30, 2024, respectively). Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  During each of the three and six months ended  June 30, 2025 and  June 30, 2024, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of less than $0.1 million.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the six months ended  June 30, 2025 were as follows:

(in thousands)	Six Months Ended June 30, 2025
Balance, December 31, 2024	$83,108
Deferral of revenue	34,035
Recognition of deferred service fees	(30,713)
Balance, June 30, 2025	$86,430

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

The increase in deferred service fees between December 31, 2024 and June 30, 2025 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the six months ended June 30, 2025.

Approximately $24.9 million and $24.5 million of service fee and commission revenue recognized during the six months ended June 30, 2025 and June 30, 2024 was included in deferred service fees as of December 31, 2024 and December 31, 2023, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 46.8% of the outstanding performance obligations as of June 30, 2025.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and cost of services sold, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and six months ended June 30, 2025 and June 30, 2024.

The deferred contract costs balances and related amortization expense for the three months ended  June 30, 2025 and June 30, 2024 are comprised as follows:

(in thousands)	Three months ended June 30, 2025			Three months ended June 30, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at March 31, net	$14,070	$83	$14,153	$13,713	$80	$13,793
Additions	2,900	6	2,906	2,546	6	2,552
Amortization	(2,486)	(3)	(2,489)	(2,347)	(5)	(2,352)
Balance at June 30, net	$14,484	$86	$14,570	$13,912	$81	$13,993

The deferred contract costs balances and related amortization expense for the six months ended  June 30, 2025 and June 30, 2024 are comprised as follows:

(in thousands)	Six months ended June 30, 2025			Six months ended June 30, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,808	$81	$13,889	$13,653	$81	$13,734
Additions	5,601	13	5,614	4,883	13	4,896
Amortization	(4,925)	(8)	(4,933)	(4,624)	(13)	(4,637)
Balance at June 30, net	$14,484	$86	$14,570	$13,912	$81	$13,993

NOTE 13 INCOME TAXES

Income tax (benefit) expense for the three and six months ended June 30, 2025 and June 30, 2024 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax benefit at U. S. statutory income tax rate	$(692)	$(473)	$(1,397)	$(899)
Valuation allowance	510	553	903	1,092
Compensation	8	42	52	(78)
Investment income	(32)	(23)	(58)	(38)
State income tax	49	81	33	172
Indefinite life intangibles	14	(86)	38	(134)
Contingent consideration	—	—	—	57
Other	12	10	34	16
Income tax (benefit) expense	$(131)	$104	$(395)	$188

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2025 and December 31, 2024. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2025 and December 31, 2024 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $3.8 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively, that consists of:

•	$3.2 million and $3.7 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.6 million and $0.7 million of deferred state income tax liabilities.

As of June 30, 2025 and December 31, 2024, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and six months ended June 30, 2025 and  June 30, 2024.

On July 4, 2025, the “Big Beautiful Bill” P.L. 119-21 was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the three-month period ended September 30, 2025.

NOTE 14 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and six months ended June 30, 2025 and June 30, 2024:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(3,165)	$(2,353)	$(6,257)	$(4,468)
Less: net income from continuing operations attributable to noncontrolling interests	(152)	(177)	(277)	(334)
Less: dividends on preferred stock	(311)	—	(533)	—
Numerator used in calculating basic loss per share from continuing operations attributable to common shareholders	$(3,628)	$(2,530)	$(7,067)	$(4,802)
Numerator used in calculating diluted loss per share from continuing operations attributable to common shareholders	$(3,628)	$(2,530)	$(7,067)	$(4,802)
Income (loss) from discontinued operations	—	167	—	(46)
Numerator used in calculating diluted loss per share - net loss attributable to common shareholders	$(3,628)	$(2,363)	$(7,067)	$(4,848)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	27,196	27,309	27,150	27,223
Weighted-average diluted shares
Weighted-average common shares outstanding	27,196	27,309	27,150	27,223
Effect of potentially dilutive securities (a)
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted-average diluted shares	27,196	27,309	27,150	27,223
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.13)	$(0.09)	$(0.26)	$(0.18)
Discontinued operations	$—	$0.01	$—	$—
Basic loss per share - net loss attributable to common shareholders:	$(0.13)	$(0.08)	$(0.26)	$(0.18)
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.13)	$(0.09)	$(0.26)	$(0.18)
Discontinued operations	$—	$0.01	$—	$—
Diluted loss per share - net loss attributable to common shareholders	$(0.13)	$(0.08)	$(0.26)	$(0.18)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and six months ended June 30, 2025 and  June 30, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss   per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	265,000	265,000	265,000	265,000
Unvested restricted stock awards	443,302	548,964	443,302	548,964
Convertible preferred stock	1,710,526	—	1,710,526	—
Total	2,418,828	813,964	2,418,828	813,964

NOTE 15 STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for all share-based awards made to employees, including restricted stock awards, restricted common unit awards and employee stock options based on estimated fair values.

During the first quarter of 2025, KPH LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Bud's Plumbing pursuant to an agreement dated March 14, 2025 ("KPH RUA"). The KPH RUA vests based on service and the achievement of criteria based on the IRR of Bud's Plumbing. The KPH RUA has a weighted-average grant date fair value of $0.85 per Class B common unit.  The grant-date fair value of the KPH RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 34% and risk-free interest rate of 4.26%.  On March 14, 2025, 83,333 units, representing one half of the service condition for the KPH RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

Total stock-based compensation expense related to all of the Company's restricted stock awards, restricted common unit awards and employee stock options was $0.3 million for each of the three months ended June 30, 2025 and June 30, 2024 ($0.8 million and $0.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively).

NOTE 16 REDEEMABLE PREFERRED STOCK

(a)     Class B Preferred Stock

On September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of a new series of Class B Preferred Stock, par value $0.01 per share ("Class B Preferred Stock") for a purchase price of $25.00 per share.  The Class B Preferred Stock ranks senior to the Company's common shares.  There were 330,000 shares of Class B Preferred Stock outstanding at  June 30, 2025 and December 31, 2024.

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

At June 30, 2025 and December 31, 2024, accrued dividends declared of $0.2 million and $0.2 million, respectively, were included in accrued expenses and other liabilities in the consolidated balance sheets. The redemption amount of the Class B Preferred Stock was $8.3 million at  June 30, 2025 and  December 31, 2024.

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

(b)     Class C Preferred Stock

In February 2025, the Company closed on a private placement for aggregate proceeds totaling $6.0 million, resulting from the sale and issuance of 240,000 shares of a new series of Class C Preferred Stock, par value $0.01 per share ("Class C Preferred Stock") for a purchase price of $25.00 per share.  The Class C Preferred Stock ranks pari passu with the Company’s Class B Preferred Stock and senior to the Company's common shares.   There were 240,000 shares of Class C Preferred Stock outstanding at  June 30, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

At June 30, 2025, accrued dividends declared of $0.1 million were included in accrued expenses and other liabilities in the consolidated balance sheet. The redemption amount of the Class C Preferred Stock was $6.0 million at  June 30, 2025.

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

(c)     Class D Preferred Stock

On May 8, 2025, the Company closed on a private placement for aggregate proceeds totaling $2.0 million, resulting from the sale and issuance of 80,000 shares of a new series of Class D Preferred Stock, par value $0.01 per share ("Class D Preferred Stock") for a purchase price of $25.00 per share.  The Class D Preferred Stock ranks pari passu with the Company’s Class B and Class C Preferred Stock and senior to the Company's common shares.  There were 80,000 shares of Class D Preferred Stock outstanding at  June 30, 2025.

Each share of Class D Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to May 7, 2032. Subject to certain adjustments set forth in the certificate of designations for the Class D Preferred Stock, the maximum number of common shares issuable upon conversion of the Class D Preferred Stock is 210,526 common shares.

The holders of Class D Preferred Stock will not be entitled to receive notice of or to attend any meeting of the shareholders of the Company and will not be entitled to vote at any such meeting. The holders of the Class D Preferred Stock are entitled to receive fixed, cumulative, preferential cash dividends at a rate of 8% per share of Class D Preferred Stock per year, payable in equal quarterly installments if declared by the Board of Directors of the Company. Dividends on outstanding shares of Class D Preferred Stock will accrue from day to day commencing on the date of issuance of each such share of Class D Preferred Stock. The cash dividend rate will increase to 18% per share of Class D Preferred Stock if the dividend is not paid and accumulates for a period greater than two consecutive quarters from the date of the most recent dividend payment. The Company will redeem any Class D Preferred Stock not previously converted into common shares, and which remain outstanding on May 7, 2032, for the price of $25.00 per share of Class D Preferred Stock, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption.

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

At June 30, 2025, accrued dividends declared of less than $0.1 million were included in accrued expenses and other liabilities in the consolidated balance sheet. The redemption amount of the Class D Preferred Stock was $2.0 million at  June 30, 2025.

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Class D Preferred Stock at any time; however, if not converted, they are required to be redeemed on May 7, 2032.   As such, the Class D Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheet.

NOTE 17 Shareholders' Equity

(a)	Common Stock Sale

On June 24, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain third-parties. Pursuant to the Purchase Agreement, the Company sold an aggregate of 1,336,264 shares of its Common Stock, par value $0.01 per share for aggregate gross proceeds of $15.7 million.  The purchase price for each share of Common Stock was $11.75 per share.  Net proceeds to the Company were $15.6 million after deducting offering expenses.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

(b)	Preferred Stock

During the three and six months ended June 30, 2025, the Company declared dividends to be paid to the holders of (i) its Class B Preferred Stock of $0.2 million and $0.3 million, respectively, (ii) its Class C Preferred Stock of $0.1 million and $0.2 million, respectively, and (iii) its Class D Preferred Stock of less than $0.1 million, with respect to the Class D Preferred Stock for the partial quarter period commencing on the date such shares were issued and ending June 30, 2025.  Cash dividends paid during the three and six months ended June 30, 2025 were $0.2 million and $0.4 million, respectively.

(c)	Security Repurchases

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been be terminated, modified or suspended at any time at the Company's discretion. During the three and six months ended June 30, 2025, the Company repurchased zero and 42,900 shares, respectively, of common stock for an aggregate purchase price of zero and $0.3 million, respectively (110,550 and 118,550 shares, respectively, of common stock for an aggregate purchase price of $0.9 million and $1.0 million, respectively during the three and six months ended  June 30, 2024, respectively), including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of   June 30, 2025.

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2025 and June 30, 2024 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at March 31, 2025	$(768)	$(3,286)	$3,739	$(315)

Other comprehensive income (loss) arising during the period	256	—	(552)	(296)
Amounts reclassified from accumulated other comprehensive loss	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	227	—	(552)	(325)

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

(in thousands)	Three months ended June 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at March 31, 2024	$(1,667)	$(3,286)	$3,365	$(1,588)

Other comprehensive income (loss) arising during the period	106	—	(15)	91
Amounts reclassified from accumulated other comprehensive loss	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	77	—	(15)	62

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

(in thousands)	Six months ended June 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2025	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income (loss) arising during the period	669	—	(538)	131
Amounts reclassified from accumulated other comprehensive loss	(53)	—	—	(53)
Net current-period other comprehensive income (loss)	616	—	(538)	78

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

(in thousands)	Six months ended June 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2024	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	48	—	8	56
Amounts reclassified from accumulated other comprehensive loss	(42)	—	—	(42)
Net current-period other comprehensive income	6	—	8	14

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

For the three and six months ended  June 30, 2024, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$29	$29	$53	$42
Loss from continuing operations before income tax (benefit) expense	29	29	53	42
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations, net of taxes	29	29	53	42
Income from discontinued operations, net of taxes	—	—	—	—
Net loss	$29	$29	$53	$42

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

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PW I and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 28 states and the District of Columbia to their members, with customers in all fifty states.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Kingsway Search Xcelerator Segment ("KSX")

KSX includes the Company's subsidiaries CSuite, Ravix, SNS, SPI, DDI, Image Solutions and Bud's Plumbing.

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

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Australia, Mexico and the Caribbean.

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

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2025 and June 30, 2024 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Service fee and commission revenue - Extended Warranty	$17,642	$17,105	$34,312	$33,790
Service fee and commission revenue - KSX	13,277	9,341	24,956	18,816
Total revenues	$30,919	$26,446	$59,268	$52,606

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

Total segment operating income reconciled to the consolidated loss from continuing operations for the three months ended  June 30, 2025 and June 30, 2024 is as follows:

(in thousands)	Three months ended June 30, 2025			Three months ended June 30, 2024
	Extended Warranty	KSX	Total	Extended Warranty	KSX	Total
Service fee and commission revenue	$17,642	$13,277	$30,919	$17,105	$9,341	$26,446

Less segment expenses:
Claims authorized on vehicle service agreements	6,805	—	6,805	6,349	—	6,349
Commissions	2,902	—	2,902	2,776	1	2,777
Cost of services sold	1,092	7,176	8,268	777	5,384	6,161
Salaries and benefits	4,246	2,160	6,406	3,644	1,505	5,149
Insurance expense	578	127	705	587	78	665
Professional fees	360	348	708	236	246	482
IT expense	335	420	755	280	113	393
Other segment items (a)	1,387	997	2,384	1,212	573	1,785
Total segment operating (loss) income	$(63)	$2,049	$1,986	$1,244	$1,441	$2,685
Net investment income			410			308
Net realized gains			128			277
Gain on change in fair value of limited liability investment, at fair value			177			86
Interest expense			(1,265)			(1,162)
General and administrative expenses and other revenue not allocated to segments, net (b)			(2,886)			(2,087)
Amortization of intangible assets			(1,710)			(1,457)
Impairment of intangible assets			(135)			(690)
Loss on change in fair value of debt			(1)			(49)
Loss on extinguishment of debt			—			(160)
Loss from continuing operations before income tax (benefit) expense			(3,296)			(2,249)
Income tax (benefit) expense			(131)			104
Loss from continuing operations			$(3,165)			$(2,353)

Total segment operating income reconciled to the consolidated loss from continuing operations for the for the six months ended  June 30, 2025 and June 30, 2024 is as follows:

(in thousands)	Six months ended June 30, 2025			Six months ended June 30, 2024
	Extended Warranty	KSX	Total	Extended Warranty	KSX	Total
Service fee and commission revenue	$34,312	$24,956	$59,268	$33,790	$18,816	$52,606

Less segment expenses:
Claims authorized on vehicle service agreements	12,715	—	12,715	12,470	—	12,470
Commissions	5,654	(93)	5,561	5,384	1	5,385
Cost of services sold	1,918	14,044	15,962	1,507	10,963	12,470
Salaries and benefits	8,309	3,907	12,216	7,458	3,015	10,473
Insurance expense	1,139	234	1,373	1,156	171	1,327
Professional fees	706	684	1,390	486	510	996
IT expense	647	756	1,403	571	309	880
Other segment items (a)	2,772	1,632	4,404	2,438	1,063	3,501
Total segment operating (loss) income	$452	$3,792	$4,244	$2,320	$2,784	$5,104
Net investment income			790			634
Net realized gains			57			401
Net loss on equity investments			—			(3)
Gain on change in fair value of limited liability investment, at fair value			178			78
Interest expense			(2,495)			(2,307)
General and administrative expenses and other revenue not allocated to segments, net (b)			(5,719)			(3,826)
Amortization of intangible assets			(3,392)			(2,871)
Impairment of intangible assets			(219)			(1,201)
Gain (loss) on change in fair value of debt			19			(129)
Loss on extinguishment of debt			(115)			(160)
Loss from continuing operations before income tax (benefit) expense			(6,652)			(4,280)
Income tax (benefit) expense			(395)			188
Loss from continuing operations			(6,257)			(4,468)

(a)

Other segment items in the table above for each reportable segment include bank charges, bad debt expense, occupancy expenses, depreciation expense, licenses and taxes, general overhead expenses and miscellaneous income.

(b)

General and administrative expenses and other revenue not allocated to segments, net includes corporate and non-operating general and administrative expenses, contingent consideration expense (2024 year to date only) and non-operating other revenue.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The subordinated debt is categorized in Level 2 of the fair value hierarchy.

Contingent consideration - The consideration for the Company's acquisitions of Ravix and CSuite includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue, net. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which resulted in the maximum of $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation included forecasted gross profit, gross profit volatility, discount rate and discount term.  During 2022 and 2023, Ravix made payments to the former owners totaling $1.1 million.  The remaining contingent liability of $3.4 million was due to be paid in October 2024.  Ravix made a payment of $0.7 million during the fourth quarter of 2024.  In accordance with the terms of the purchase agreement, any unpaid portion will bear interest at an annual rate of 6.0%.  In February 2025, the Ravix contingent consideration liability and related accrued interest was paid in full. At June 30, 2025 and  December 31, 2024, the unpaid contingent consideration liability due to the former owners of Ravix was zero and $2.7 million, respectively.  Accrued interest on the unpaid contingent consideration liability, which is included in accrued expenses and other liabilities in the consolidated balance sheet, was zero and less than $0.1 million at  June 30, 2025 and  December 31, 2024, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at June 30, 2025 and December 31, 2024 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 are as follows.

(in thousands)	June 30, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,715	$—	$13,715	$—
States, municipalities and political subdivisions	2,249	—	2,249	—
Mortgage-backed	10,254	—	10,254	—
Asset-backed	1,455	—	1,455	—
Corporate	9,857	—	9,857	—
Total fixed maturities	37,530	—	37,530	—
Limited liability investment, at fair value	3,037	—	—	3,037
Total assets	$40,567	$—	$37,530	$3,037

Liabilities:
Subordinated debt	$13,928	$—	$13,928	$—
Total liabilities	$13,928	$—	$13,928	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

(in thousands)	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,354	$—	$13,354	$—
States municipalities and political subdivisions	2,775	—	2,775	—
Mortgage-backed	9,886	—	9,886	—
Asset-backed	1,326	—	1,326	—
Corporate	9,622	—	9,622	—
Total fixed maturities	36,963	—	36,963	—
Limited liability investment, at fair value	2,859	—	—	2,859
Total assets	$39,822	$—	$36,963	$2,859

Liabilities:
Subordinated debt	$13,409	$—	$13,409	$—
Contingent consideration	2,725	—	—	2,725
Total liabilities	$16,134	$—	$13,409	$2,725

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2025 and June 30, 2024:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Assets:
Limited liability investment, at fair value:
Beginning balance	$2,860	$3,488	$2,859	$3,496
Distributions received	(95)	(937)	(95)	(1,052)
Realized gains included in net loss	95	271	95	386
Change in fair value of limited liability investment, at fair value included in net loss	177	86	178	78
Ending balance	$3,037	$2,908	$3,037	$2,908
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net loss	$177	$86	$178	$78
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - assets	$3,037	$2,908	$3,037	$2,908
Liabilities:
Contingent consideration:
Beginning balance	$—	$3,375	$2,725	$3,105
Settlements of contingent consideration liabilities	$—	$—	$(2,725)	$—
Change in fair value of contingent consideration included in net loss	—	—	—	270
Ending balance	$—	$3,375	$—	$3,375
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net loss	$—	$—	$—	$270
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - liabilities	$—	$3,375	$—	$3,375

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at June 30, 2025:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,037	Market approach	Valuation multiples	1.0x - 9.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and six months ended June 30, 2025 and  June 30, 2024, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2025 and June 30, 2024. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and six months ended June 30, 2025 and  June 30, 2024.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  June 30, 2025 and December 31, 2024, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2025 and the year ended  December 31, 2024.

Preferred Stock Private Placements

As further described in Note 16, " Redeemable Preferred Stock,":

•

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

•

In February 2025, the Company closed on a private placement for aggregate proceeds totaling $6.0 million, resulting from the sale and issuance of 240,000 shares of Class C Preferred Stock. Certain members of the Company's Board of Directors and one of Fitzgerald’s immediate family members invested a total of $3.7 million in the Class C Preferred Stock private placement transaction.

•

On May 8 2025, the Company closed on a private placement for aggregate proceeds totaling $2.0 million, resulting from the sale and issuance of 80,000 shares of Class D Preferred Stock. Certain members of the Company's Board of Directors invested a total of $2.0 million in the Class D Preferred Stock private placement transaction.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2025

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

Common Stock Private Placement

As further described in Note 17, "Shareholders' Equity", on June 24, 2025, the Company entered into a Purchase Agreement with certain third-parties for aggregate gross proceeds of $15.7 million, resulting from the sale of 1,336,264 shares of its Common Stock in a private placement transaction.  Blue Riband Fund LP invested $3.0 million in the Common Stock private placement transaction. Mirabella Financial Services LLP acts as the Investment Manager for Blue Riband Fund LP and is a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares.

NOTE 22 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement (the "Settlement Agreement") with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2024, the Company made reimbursement payments to Aegis totaling $1.7 million in connection with the Settlement Agreement. During the three months ended  June 30, 2025 and  June 30, 2024, the Company made reimbursement payments to Aegis of $0.6 million and less than $0.1 million, respectively ($0.8 million and less than $0.1 million for the three and six months ended  June 30, 2025 and  June 30, 2024, respectively), in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2025 and  June 30, 2024.

The Company's obligation to make reimbursement payments to Aegis terminated on June 30, 2025.

(b) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at June 30, 2025 and December 31, 2024, were on deposit with state regulatory authorities.

The Company also has restricted cash of $7.4 million and $7.6 million at June 30, 2025 and December 31, 2024, respectively. Included in restricted cash are:

•	$6.9 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at June 30, 2025 and December 31, 2024, on deposit with state regulatory authorities; and
•

$0.3 million and $0.7 million at June 30, 2025 and December 31, 2024, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 23 SUBSEQUENT EVENTS

On July 1, 2025, the Company acquired Roundhouse Electric & Equipment Co., Inc. ("Roundhouse"), a leading provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions, for a purchase price of $22.4 million, plus transaction expenses and a working capital adjustment. The transaction closed on July 1, 2025, and was funded with $10.3 million in cash on hand and $11.0 million from a senior credit facility.

On August 1, 2025, the Company acquired 100% of the outstanding equity interests of AAA Flexible Pipe Cleaning Corp. (“Advanced Plumbing and Drain”), a provider of commercial and residential plumbing services for $2.8 million, plus transaction expenses and a working capital adjustment, in cash and a $0.5 million seller note. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.5 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for Advanced Plumbing and Drain during the two-year period following the acquisition date.

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 28 states and the District of Columbia to their members, with customers in all fifty states.

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

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Australia, Mexico and the Caribbean.

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

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the three and six months ended June 30, 2025 and June 30, 2024 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2025	2024	Change	2025	2024	Change
Segment operating income:
Extended Warranty	$(63)	$1,244	$(1,307)	$452	$2,320	$(1,868)
KSX	2,049	1,441	608	3,792	2,784	1,008
Total segment operating income	1,986	2,685	(699)	4,244	5,104	(860)
Net investment income	410	308	102	790	634	156
Net realized gains	128	277	(149)	57	401	(344)
Net loss on equity investments	—	—	—	—	(3)	3
Gain on change in fair value of limited liability investment, at fair value	177	86	91	178	78	100
Interest expense	(1,265)	(1,162)	(103)	(2,495)	(2,307)	(188)
General and administrative expenses and other revenue not allocated to segments, net	(2,886)	(2,087)	(799)	(5,719)	(3,826)	(1,893)
Amortization of intangible assets	(1,710)	(1,457)	(253)	(3,392)	(2,871)	(521)
Impairment of intangible assets	(135)	(690)	555	(219)	(1,201)	982
Loss on change in fair value of debt	(1)	(49)	48	19	(129)	148
Loss on extinguishment of debt	—	(160)	160	(115)	(160)	45
Loss from continuing operations before income tax (benefit) expense	(3,296)	(2,249)	(1,047)	(6,652)	(4,280)	(2,372)
Income tax (benefit) expense	(131)	104	(235)	(395)	188	(583)
Loss from continuing operations	(3,165)	(2,353)	(812)	(6,257)	(4,468)	(1,789)
Income from discontinued operations, net of taxes (a)	—	167	(167)	—	358	(358)
Loss on disposal of discontinued operations, net of taxes (a)	—	—	—	—	(404)	404
Net loss	$(3,165)	$(2,186)	$(979)	$(6,257)	$(4,514)	$(1,743)

(a)

The income from discontinued operations and the loss on disposal of discontinued operations is related to VA Lafayette. See Note 5, "Acquisitions and Discontinued Operations," to the unaudited consolidated interim financial statements, for further information.

KINGSWAY FINANCIAL SERVICES INC.

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

Extended Warranty

The Extended Warranty service fee and commission revenue was $17.6 million for the three months ended June 30, 2025 compared with $17.1 million for the three months ended June 30, 2024 ($34.3 million year to date compared to $33.8 million prior year to date).  However, cash sales were up 9.2% over the prior year (6.5% year to date).

The Extended Warranty operating loss was $0.1 million for the three months ended June 30, 2025 compared with operating income of $1.2 million for the three months ended June 30, 2024 (operating income of $0.5 million year to date compared to $2.3 million prior year to date).

Operating (loss) income was primarily impacted by the following:

•

A $1.3 million increase in loss at a combined Geminus and PWI to an operating loss of $0.8 million for the three months ended June 30, 2025 (an increase in loss of $1.3 million year to date to an operating loss of $0.7 million), due to:

•	For the quarter, a decrease in revenue (cash sales up 9.3% in the quarter), higher claims and higher general and administrative expenses;
•	For the year to date, a decrease in revenue (cash sales up 3.2% year to date), higher commission expense and higher general and administrative expenses; partially offset by lower claims expense;
•	Note that quarter general and administrative expenses included $0.3 million of costs associated with severance and redundant salaries, as a new President & CEO was hired March 31, 2025 to run both Geminus and PWI.

•

A less than $0.1 million decrease at IWS to operating income of $0.4 million for the three months ended June 30, 2025 (a decrease of $0.3 million year to date to operating income of $0.9 million), due to higher claims and general and administrative expenses, which essentially offset the benefits from increased revenue (cash sales up 11.4% for the quarter and 15.3% year to date) for the quarter and year to date; and

•

A less than $0.1 million decrease at Trinity to operating income of $0.3 million for the three months ended June 30, 2025 (a decrease of $0.2 million year to date to operating income of $0.3 million), due to higher cost of sales (driven by higher maintenance revenue, which has a lower margin), commission and general and administrative expenses, which essentially offset the benefits from increased revenue for the quarter and year to date.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $13.3 million for the three months ended June 30, 2025 compared to $9.3 million for the three months ended June 30, 2024 (an increase to $25.0 million year to date compared to $18.8 million prior year to date).   Kingsway Search Xcelerator operating income was $2.0 million for the three months ended June 30, 2025 compared to $1.4 million for the three months ended June 30, 2024 ($3.8 million year to date compared to $2.8 million prior year to date).   Revenue and operating income were primarily impacted by the following:

•

The inclusion of Image Solutions for the three and six months ended June 30, 2025 following its acquisition effective September 26, 2024.  For the three months ended June 30, 2025, Image Solutions had revenue and operating income of $2.0 million and $0.5 million, respectively (revenue and operating income of $3.9 million and $0.8 million, respectively for the six months ended June 30, 2025);

•

SPI operating income increased $0.2 million to $0.4 million for the three months ended June 30, 2025 (an increase of $0.2 million year to date to $0.3 million), primarily due to an increase in revenue from new customer go-lives for the quarter and year to date;

•

DDI operating income increased $0.1 million to $0.3 million for the three months ended June 30, 2025 (an increase of $0.1 million year to date to $0.6 million), primarily due to an increase in revenue and lower general and administrative expenses, partially offset by higher cost of sales for the quarter and year to date;

•

CSuite operating income increased $0.1 million to $0.1 million for the three months ended June 30, 2025 (an increase of $0.2 million year to date to $0.2 million), due to an increase in revenue (primarily driven by interim assignments lasting longer) and less general and administrative expenses, partially offset by higher cost of sales;

•

Ravix operating income decreased $0.4 million to $0.5 million for the three months ended June 30, 2025 (a decrease of $0.5 million year to date to $1.4 million), due to decreased revenue (primarily due to loss of retained customers as they were acquired, as well as financially distressed customers spending less on Ravix services) and bad debt expense of $0.1 million, partially offset by a decrease in costs of services sold and general and administrative expenses;

•

SNS operating income decreased by less than $0.1 million to $0.2 million for the three months ended June 30, 2025 (a decrease of $0.1 million year to date to $0.3 million), primarily due to higher cost of sales and general and administrative expenses, partially offset by an increase in revenue (travel shifts are up 11% for the quarter and 17% year to date, while per diem shifts are up 10% for the quarter and 5% year to date); and

•

Bud's Plumbing had revenue and operating income of $1.8 million and $0.1 million, respectively, for the three months ended June 30, 2025 (revenue and operating income of $2.0 million and $0.2 million, respectively, for the period from the date of acquisition through June 30, 2025.

Net Investment Income

Net investment income was $0.4 million in the second quarter of 2025 compared to $0.3 million in the second quarter of 2024 ($0.8 million year to date compared to $0.6 million prior year to date).  The increase in investment income for the three and six months ended June 30, 2025 primarily relates to an increase in investment income from fixed maturities and less loss related to limited liability investments, which are accounted for using the equity method.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized Gains

Net realized gains were $0.1 million in the second quarter of 2025 compared to $0.3 million in the second quarter of 2024 ($0.1 million year to date compared to $0.4 million prior year to date).  The net realized gains for the three and six months ended June 30, 2025 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and investments in private companies, partially offset by realized losses on sales of fixed maturity investments.  The net realized gains for the three and six months ended June 30, 2024 primarily relate to realized gains recognized by Argo Holdings.

Interest Expense

Interest expense for the second quarter of 2025 was $1.3 million compared to $1.2 million in the second quarter of 2024 ($2.5 million year to date compared to $2.3 million prior year to date).  Interest expense was impacted by the following for the three and six months ended June 30, 2025:

•

An increase of $0.2 million for the three months ended June 30, 2025 related to the Image Solutions Loan (increase of $0.3 million year to date), which was effective September 26, 2024 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25% (current rate of 8.00%);

•

An  increase of less than $0.1 million for the three months ended June 30, 2025 (increase of $0.1 million year to date) related to the 2020 KWH Loan.  During 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances. During the third and fourth quarters of 2024, KWH borrowed $6.0 million under the KWH DDTL and $1.0 million under the KWH Revolver. These events resulted in higher interest expense related to the KWH Loan for the three and six months ended June 30, 2025 compared to the same periods in 2024;

•	A decrease of less than $0.1 million for the three months ended June 30, 2025 (decrease of $0.4 million year to date) related to the 2021, 2022 and 2025 Ravix Loans. During the first quarter of 2025, Ravix entered into an amendment to the 2021 Ravix Loan whereby Ravix borrowed $9.1 million and used the proceeds to repay the existing loan balances. This resulted in lower overall interest expense related to the Ravix Loans for the three and six months ended June 30, 2025 compared to the same periods in 2024. The amended loan has an annual interest rate equal to the Prime Rate plus 0.5% (current rate of 8.00%);

•

A decrease of less than $0.1 million for the three months ended June 30, 2025 (decrease of $0.1 million year to date) on the Company’s subordinated debt.  The Company's subordinated debt bears interest at the rate of CME Term SOFR, plus a spread of 4.20%;

•	A decrease of less than $0.1 million for the three months ended June 30, 2025 (decrease of $0.1 million year to date) related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%); and

•

A decrease of less than $0.1 million for the three and six months ended June 30, 2025 related to the DDI Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%).

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

General and Administrative Expenses and Other Revenue and Expenses not Allocated to Segments, Net

General and administrative expenses and other revenue not allocated to segments was a net expense of $2.9 million in the second quarter of 2025 compared to $2.1 million in the second quarter of 2024  ($5.7 million year to date compared to $3.8 million prior year to date). Included are primarily expenses associated with our corporate holding company, expenses associated with our Operator-in-Residence who search for our next acquisition, as well as revenue and expenses associated with our various other investments that are accounted for on a consolidated basis.

The increase in net expense for the three months ended June 30, 2025 is primarily attributable to reimbursement payments made to Aegis in connection with the Settlement Agreement and higher search related expenses during the three months ended June 30, 2025 compared to the same period in 2024.

The increase in net expense for the six months ended June 30, 2025 is primarily attributable to reimbursement payments made to Aegis in connection with the Settlement Agreement and higher acquisition, search and compensation related expenses, partially offset by zero expense related to the Ravix contingent consideration liability during the six months ended June 30, 2025 compared to the same period in 2024.

See Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details related to the Aegis Settlement Agreement.

Amortization of Intangible Assets

Amortization of intangible assets was $1.7 million in the second quarter of 2025 compared to $1.5 million in the second quarter of 2024 ($3.4 million year to date compared to $2.9 million prior year to date).  The increase is primarily due to the inclusion of Image Solutions for the three and six months ended June 30, 2025 following its acquisition effective September 26, 2024, partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of Intangible Assets

Impairment of intangible assets was $0.1 million in the second quarter of 2025 compared to $0.7 million in the second quarter of 2024 ($0.2 million year to date compared to $1.2 million prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At each quarter end of the first and second quarters of 2025 and 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $0.1 million during the second quarter of 2025 ($0.2 million year to date) related to the Ravix indefinite-lived trade name; and an impairment charge of $0.7 million during the second quarter of 2024 ($1.2 million prior year to date), related to the SNS and CSuite indefinite-lived trade names. The reductions in value are primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion

KINGSWAY FINANCIAL SERVICES INC.

(Loss) Gain on Change in Fair Value of Debt

Loss on change in fair value of debt was less than  $0.1 million in the second quarter of 2025 compared to a loss of less than  $0.1 million in the second quarter of 2024 (gain of less than  $0.1 million year to date compared to a loss of  $0.1 million prior year to date). The gain or loss for the  three and six months ended June 30, 2025 and  June 30, 2024 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). See "Debt" section below for further information.

Loss on Extinguishment of Debt

During the first quarter of 2025, there was a modification to the 2021 Ravix Loan.  For the six months ended June 30, 2025, loss on extinguishment of debt of $0.1 million relates to the write-down of the unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date, since the original debt was fully repaid as part of the modification.

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

Income Tax (Benefit) Expense

Income tax benefit for the second quarter of 2025 was $0.1 million compared to an expense of $0.1 million in the second quarter of 2024 (benefit of $0.4 million year to date compared to an expense of $0.2 million prior year to date).   For the three and six months ended June 30, 2025, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards. For the three and six months ended June 30, 2024, the Company reported income tax expense primarily due to state tax expense. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and six months ended June 30, 2025 and June 30, 2024.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2024 Annual Report for an overview of how we account for our various investments.

At June 30, 2025, we held cash and cash equivalents, restricted cash and investments with a carrying value of $61.5 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2025	% of Total	December 31, 2024	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,715	22.3%	13,354	24.5%
States, municipalities and political subdivisions	2,249	3.7%	2,775	5.1%
Mortgage-backed	10,254	16.7%	9,886	18.1%
Asset-backed	1,455	2.4%	1,326	2.4%
Corporate	9,857	16.0%	9,622	17.7%
Total fixed maturities	37,530	61.0%	36,963	67.9%
Limited liability investments	650	1.1%	650	1.2%
Limited liability investment, at fair value	3,037	4.9%	2,859	5.2%
Investments in private companies	628	1.0%	696	1.3%
Short-term investments	173	0.3%	169	0.3%
Total investments	42,018	68.3%	41,337	75.9%
Cash and cash equivalents	12,079	19.6%	5,493	10.1%
Restricted cash	7,378	12.0%	7,643	14.0%
Total	61,475	100.0%	54,473	100.0%

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

KINGSWAY FINANCIAL SERVICES INC.

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

There were no impairment losses recorded related to investments during the three and six months ended June 30, 2025 and June 30, 2024.

At June 30, 2025 and December 31, 2024, the gross unrealized losses for fixed maturities amounted to $0.7 million and $1.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company's debt instruments at June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025		December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
2021 Ravix Loan	$—	$—	$2,288	$2,288
2022 Ravix Loan	—	—	4,300	4,182
2022 Ravix Revolver	500	500	500	500
2025 Ravix Loan	8,821	8,787	—	—
SNS Term Loan	3,192	3,137	3,842	3,779
SNS Revolver	750	750	450	450
DDI Term Loan	4,947	4,898	5,507	5,452
DDI Revolver	23	23	—	—
Image Solutions Loan	7,169	7,025	7,556	7,399
2024 KWH Term Loan	12,188	12,112	13,313	13,228
2024 KWH DDTL	5,119	5,119	5,850	5,850
KWH Revolver	1,000	1,000	1,000	1,000
Total bank loans	43,709	43,351	44,606	44,128
Note payable	1,196	1,053	—	—
Subordinated debt	15,000	13,928	15,000	13,409
Total	$59,905	$58,332	$59,606	$57,537

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the six months ended June 30, 2025 are further described below.

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

The 2025 Ravix Loan was not deemed to be substantially different as a result of the fourth amendment; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the six months ended June 30, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

During the six months ended June 30, 2025, the Company borrowed $0.3 million under the SNS Revolver.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At each quarter end beginning March 31, 2024 through June 30, 2025, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended June 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

During the six months ended June 30, 2025, the Company borrowed $0.1 million and made principal repayments of less than $0.1 million under the DDI Revolver.

On June 15, 2025, the Company's subsidiaries, SPI and Vertical Market Solutions LLC, together established a $0.3 million revolver with a bank (the "SPI Revolver"). The SPI Revolver has an annual interest rate equal to the Prime Rate.   The SPI Revolver matures on July 15, 2026.  At June 30, 2025, the balance of the SPI Revolver was zero.

KINGSWAY FINANCIAL SERVICES INC.

Note Payable

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of Kingsway Plumbing Holdco LLC, and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note, which is recorded as note payable in the consolidated balance sheet at June 30, 2025, was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.3 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note requires monthly payments of principal and interest and has an annual fixed interest rate of 6.00%.  The KPH Note matures on April 1, 2030.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At June 30, 2025, the carrying value of the subordinated debt is $13.9 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows from Continuing Operations

During the six months ended June 30, 2025, the Company reported $1.5 million of net cash used in operating activities from continuing operations, primarily due to cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity, partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the six months ended June 30, 2024, the Company reported $0.5 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the six months ended June 30, 2025, the net cash used in investing activities from continuing operations was $13.7 million. This use of cash is primarily attributed to the acquisition of Bud's Plumbing, net of cash acquired, and cash paid on June 30, 2025 to pre-fund the acquisition of Roundhouse that occurred on July 1, 2025 of $10.3 million ($8.0 million is included in prepaid expenses and $2.3 million is included in other receivables in the consolidated balance sheet at June 30, 2025).  During the six months ended June 30, 2024, the net cash provided by investing activities from continuing operations was $0.9 million. This source of cash is primarily attributed to distributions received by Argo Holdings from two of its underlying limited liability investment companies, partially offset by purchases of fixed maturities and property and equipment, net in excess of proceeds from sales and maturities of fixed maturities and sales of equity securities.

During the six months ended June 30, 2025, the net cash provided by financing activities from continuing operations was $21.5 million. This source of cash was primarily attributed to net proceeds from the issuance of common stock of $15.6 million, principal proceeds from bank loans of $9.4 million and proceeds from the issuance of Class C and Class D preferred stock of  $6.0 and $2.0 million, respectively, partially offset by principal repayment on bank loans of $10.3 million, cash paid to settle the Ravix contingent liability of $0.4 million, payment of preferred stock dividends of $0.4 million and cash paid for repurchases of common stock of $0.3 million.  During the six months ended June 30, 2024, the net cash used in financing activities from continuing operations was $1.0 million.  This use of cash was primarily attributed to principal repayment on bank loans of $16.6 million, taxes paid related to net share settlements of restricted stock awards of $1.8 million, cash paid for repurchases of common stock of $1.0 million and distributions to noncontrolling interest holders of $0.7 million, partially offset by principal proceeds from bank loans of $19.1 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $6.2 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $12.1 million and $5.5 million reported at June 30, 2025 and December 31, 2024, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation, the Company’s management has concluded that, as of June 30, 2025, our internal control over financial reporting were effective based on the COSO framework.

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

There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2025, and ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Bud's Plumbing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2025, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as described below.  These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The transactions described below were exempt from the registration requirements of the Securities Act either under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with the Company, to information about the Company.

On May 8, 2025, the Company entered into certain Subscription Agreements pursuant to which the Company issued and sold in a private placement to accredited investors in the aggregate 80,000 shares of a newly created class of preferred stock designated Class D Preferred Stock, with a liquidation preference of $25.00 per share ("Class D Preferred Stock"), for aggregate proceeds of $2.0 million.  Certain members of the Company's Board of Directors invested a total of $2.0 million in the Class D Preferred Stock private placement transaction

On June 24, 2025, the Company entered into a Stock Purchase Agreement pursuant to which the Company issued and sold in a private placement to accredited investors in the aggregate 1,336,264 shares of its Common Stock, for aggregate proceeds of $15.7 million. The purchase price for each share of Common Stock was $11.75 per share.  Net proceeds to the Company were $15.6 million after deducting offering expenses.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

3.1	Class D Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

10.1	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

10.2	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

10.3	Stock Purchase Agreement, dated June 24, 2025, by and among the Company and the purchasers named there in (included as Exhibit 10.1 to the form 8-K, filed June 25, 2025, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 7, 2025	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 7, 2025	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)