Form 10-Q
period 2025-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2025-11-06
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2025
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 6, 2025 was 28,956,152.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $37,764 and $38,117, respectively)	$37,400	$36,963
Limited liability investments	649	650
Limited liability investment, at fair value	3,148	2,859
Investments in private companies, at adjusted cost	575	696
Short-term investments, at cost which approximates fair value	174	169
Total investments	41,946	41,337
Cash and cash equivalents	9,291	5,493
Restricted cash	7,538	7,643
Accrued investment income	932	841
Service fee receivable, net of allowance for credit losses of $1,217 and $626, respectively	14,658	9,361
Other receivables, net of allowance of $5 and $5, respectively	1,085	1,000
Deferred contract costs	14,908	13,889
Income taxes receivable	—	574
Property and equipment, net of accumulated depreciation of $2,179 and $1,720, respectively	5,871	1,567
Right-of-use asset	6,925	2,390
Goodwill	69,544	56,524
Intangible assets, net of accumulated amortization of $40,196 and $34,442, respectively	54,918	40,049
Other assets	7,517	5,948
Total Assets	$235,133	$186,616
Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$29,336	$20,616
Income taxes payable	75	—
Deferred service fees	87,415	83,108
Bank loans	55,803	44,128
Notes payable	1,032	—
Subordinated debt, at fair value	13,889	13,409
Lease liability	7,190	2,682
Net deferred income tax liabilities	4,574	4,371
Total Liabilities	199,314	168,314
Redeemable preferred stock, $0.01 par value; 650,000 and 330,000 authorized, issued and outstanding at September 30, 2025 and December 31, 2024, respectively; redemption amount of $16,250 and $8,250 at September 30, 2025 and December 31, 2024, respectively	16,250	8,250
Redeemable noncontrolling interest in consolidated subsidiary	925	—
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,638,777 and 28,119,776 issued at September 30, 2025 and December 31, 2024, respectively; and 28,612,850 and 27,136,749 outstanding at September 30, 2025 and December 31, 2024, respectively	296	281
Additional paid-in capital	394,640	376,503
Treasury stock, at cost; 1,025,927 and 983,027 outstanding at September 30, 2025 and December 31, 2024, respectively	(6,545)	(6,200)
Accumulated deficit	(371,335)	(361,453)
Accumulated other comprehensive loss	(407)	(718)
Shareholders' equity attributable to common shareholders	16,649	8,413
Noncontrolling interests in consolidated subsidiaries	1,995	1,639
Total Shareholders' Equity	18,644	10,052
Total Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity	$235,133	$186,616

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Service fee and commission revenue	$37,173	$27,136	$96,441	$79,742
Total revenues	37,173	27,136	96,441	79,742
Operating expenses:
Claims authorized on vehicle service agreements	6,638	6,323	19,353	18,793
Commissions	3,125	2,801	8,686	8,186
Cost of services sold	11,071	6,817	27,033	19,287
General and administrative expenses	17,204	11,867	44,074	33,102
Total operating expenses	38,038	27,808	99,146	79,368
Operating (loss) income	(865)	(672)	(2,705)	374
Other revenues (expenses), net:
Net investment income	431	403	1,221	1,037
Net realized (losses) gains	(5)	958	52	1,359
Net loss on equity investments	—	—	—	(3)
Gain on change in fair value of limited liability investment, at fair value	111	95	289	173
Non-operating other revenue, net	122	230	487	462
Interest expense	(1,505)	(1,173)	(4,000)	(3,480)
Amortization of intangible assets	(2,362)	(1,437)	(5,754)	(4,308)
Impairment of intangible assets	(249)	(640)	(468)	(1,841)
(Loss) gain on change in fair value of debt	(18)	81	1	(48)
Loss on extinguishment of debt	(121)	—	(236)	(160)
Total other expenses, net	(3,596)	(1,483)	(8,408)	(6,809)
Loss from continuing operations before income tax (benefit) expense	(4,461)	(2,155)	(11,113)	(6,435)
Income tax (benefit) expense	(2,050)	21	(2,445)	209
Loss from continuing operations	(2,411)	(2,176)	(8,668)	(6,644)
Income from discontinued operations, net of taxes	—	81	—	439
Loss on disposal of discontinued operations, net of taxes	—	(216)	—	(620)
Net loss	(2,411)	(2,311)	(8,668)	(6,825)
Less: Net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	45	491	322	825
Less: Dividends on preferred stock	325	13	858	13
Net loss attributable to common shareholders	$(2,781)	$(2,815)	$(9,848)	$(7,663)

Net loss from continuing operations attributable to common shareholders	$(2,781)	$(2,680)	$(9,848)	$(7,482)
Net loss from discontinued operations attributable to common shareholders	—	(135)	—	(181)
Net loss attributable to common shareholders	$(2,781)	$(2,815)	$(9,848)	$(7,663)

Basic loss per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.27)
Discontinued operations	$—	$—	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders	$(0.10)	$(0.10)	$(0.36)	$(0.28)
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.27)
Discontinued operations	$—	$—	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.10)	$(0.10)	$(0.36)	$(0.28)
Weighted-average shares outstanding (in ‘000s):
Basic:	28,508	27,197	27,607	27,213
Diluted:	28,508	27,197	27,607	27,213

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net loss	$(2,411)	$(2,311)	$(8,668)	$(6,825)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	200	900	869	945
Reclassification adjustment for amounts included in net loss	(25)	(48)	(78)	(90)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains (losses) arising during the period	58	(46)	(480)	(38)
Other comprehensive income, net of taxes(1):	233	806	311	817
Comprehensive loss	(2,178)	(1,505)	(8,357)	(6,008)
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	45	504	322	835
Comprehensive loss attributable to common shareholders	$(2,223)	$(2,009)	$(8,679)	$(6,843)

(1) Net of income tax (benefit) expense of $0 for the three and nine months ended September 30, 2025 and September 30, 2024.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	17,442	$1,916	$19,358
Common stock issued at $13.90 per share	82,737	1	1,157	—	—	—	1,158	—	1,158
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Net (loss) income	—	—	—	—	(2,490)	—	(2,490)	79	(2,411)
Preferred stock dividends	—	—	—	—	(325)	—	(325)	—	(325)
Other comprehensive income	—	—	—	—	—	233	233	—	233
Stock-based compensation	—	—	630	—	—	—	630	—	630
Balance, September 30, 2025	28,612,850	$296	$394,640	$(6,545)	$(371,335)	$(407)	$16,649	$1,995	$18,644

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2024	27,261,959	$281	$378,273	$(4,650)	$(351,716)	$(1,526)	$20,662	$(3,445)	$17,217
Vesting of restricted stock awards	100,000	—	—	—	—	—	—	—	—
Tax withholding related to net of share settlement of restricted stock awards	(43,832)	—	(351)	—	—	—	(351)	—	(351)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net (loss) income	—	—	—	—	(2,802)	—	(2,802)	491	(2,311)
Preferred stock dividends	—	—	—	—	(13)	—	(13)	—	(13)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(735)	(735)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)	—	(7,491)	7,491	—
Repurchases of common stock	(194,300)	—	—	(1,550)	—	—	(1,550)	—	(1,550)
Other comprehensive income	—	—	—	—	—	793	793	13	806
Stock-based compensation	—	—	862	—	—	—	862	—	862
Balance, September 30, 2024	27,123,827	$281	$376,284	$(6,200)	$(359,665)	$(762)	$9,938	$1,487	$11,425

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052
Common stock issued at $11.75 and $13.90 per share, net	1,419,001	14	16,746	—	—	—	16,760	—	16,760
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(9,024)	—	(9,024)	356	(8,668)
Preferred stock dividends	—	—	—	—	(858)	—	(858)	—	(858)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	311	311	—	311
Stock-based compensation	—	—	1,391	—	—	—	1,391	—	1,391
Balance, September 30, 2025	28,612,850	$296	$394,640	$(6,545)	$(371,335)	$(407)	$16,649	$1,995	$18,644

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$278	$379,535	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611
Vesting of restricted stock awards	600,000	5	—	—	—	—	5	—	5
Tax withholding related to net of share settlement of restricted stock awards	(264,936)	(2)	(2,198)	—	—	—	(2,200)	—	(2,200)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net (loss) income	—	—	—	—	(7,650)	—	(7,650)	825	(6,825)
Preferred stock dividends	—	—	—	—	(13)	—	(13)	—	(13)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,413)	(1,413)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)	—	(7,491)	7,491	—
Repurchases of common stock	(312,850)	—	—	(2,504)	—	—	(2,504)	—	(2,504)
Other comprehensive income	—	—	—	—	—	807	807	10	817
Stock-based compensation	—	—	1,447	—	—	—	1,447	—	1,447
Balance, September 30, 2024	27,123,827	$281	$376,284	$(6,200)	$(359,665)	$(762)	$9,938	$1,487	$11,425

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(8,668)	$(6,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of taxes	—	(439)
Loss on disposal of discontinued operations, net of taxes	—	620
Equity in net loss of limited liability investments	1	161
Depreciation and amortization expense	6,388	4,841
Stock-based compensation expense	1,391	1,447
Net realized gains	(52)	(1,359)
Net loss on change in fair value of equity investments	—	3
Gain on change in fair value of limited liability investment, at fair value	(289)	(173)
Impairment of intangible assets	468	1,841
(Gain) loss on change in fair value of debt	(1)	48
Loss on change in fair value of derivatives	—	49
Loss on change in fair value of contingent consideration	—	270
Deferred income taxes, adjusted for liabilities acquired	(2,724)	(200)
Amortization of fixed maturities premiums and discounts	(43)	(14)
Loss on extinguishment of debt	236	160
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for assets acquired	(1)	784
Other receivables, net, adjusted for assets acquired	(47)	(19)
Deferred contract costs	(1,019)	(360)
Other assets, adjusted for assets acquired	(317)	(354)
Deferred service fees	4,307	663
Other, net, adjusted for liabilities acquired	377	(432)
Cash provided by operating activities - continuing operations	7	712
Cash provided by operating activities - discontinued operations	—	462
Net cash provided by operating activities	7	1,174
Investing activities:
Proceeds from sales and maturities of fixed maturities	7,745	5,618
Proceeds from sales of equity investments	—	77
Purchases of fixed maturities	(7,437)	(5,133)
Net proceeds from limited liability investment, at fair value	130	2,238
Net proceeds from investments in private companies	130	257
Net purchases of short-term investments	(5)	—
Net proceeds from sale of discontinued operation	—	1,136
Acquisition of businesses, net of cash acquired	(29,555)	(20,016)
Acquisition of assets	(188)	—
Net purchases of property and equipment, adjusted for assets acquired	(712)	(587)
Cash used in investing activities - continuing operations	(29,892)	(16,410)
Cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(29,892)	(16,410)
Financing activities:
Proceeds from issuance of common stock, net	15,602	—
Proceeds from issuance of preferred stock	8,000	8,250
Cash paid for repurchase of common stock	(345)	(2,504)
Cash paid to acquire noncontrolling interest	—	(2,500)
Distributions to noncontrolling interest holders	—	(1,413)
Payment of preferred stock dividends	(674)	—
Payment of contingent consideration from acquisition	(420)	—
Taxes paid related to net share settlements of restricted stock awards	—	(2,195)
Principal proceeds from bank loans, net of debt issuance costs of $389 in 2025 and $287 in 2024	24,059	33,663
Principal payments on bank loans	(12,572)	(19,963)
Principal payments on note payable	(72)	—
Cash provided by financing activities - continuing operations	33,578	13,338
Cash used in financing activities - discontinued operations	—	(435)
Net cash provided by financing activities	33,578	12,903
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,693	(2,360)
Cash and cash equivalents and restricted cash at beginning of period	13,136	18,110
Less: cash and cash equivalents and restricted cash of discontinued operations	—	612
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	13,136	17,498
Cash and cash equivalents and restricted cash of continuing operations at end of period	$16,829	$15,138

(in thousands)	September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,291	$6,508
Restricted cash	7,538	8,630
Cash and cash equivalents and restricted cash per statements of cash flows	$16,829	$15,138

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware.  Kingsway is a holding company with operating subsidiaries located in the United States and is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses. The Company owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, profitable, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include, but are not limited to, revenue recognition; valuation of fixed maturity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; accounting for business combinations; valuation and impairment assessment of intangible assets; goodwill recoverability; valuation of contingent consideration; fair value assumptions for subordinated debt obligations; and fair value assumptions for subsidiary stock-based compensation awards.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

In July 2025, the FASB issued ASU 2025- 05,  Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance on measuring expected credit losses using a probabilistic method and provides a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. ASU 2025- 06 is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025- 06,  Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025- 06 applies to costs incurred to develop or obtain software for internal use and amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under ASU 2025- 06, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU 2025- 06 is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted for any interim period. The Company does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

NOTE 5 ACQUISITIONS AND DISCONTINUED OPERATIONS

(a)	Business Combinations

Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $23.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. As further discussed in Note 20, "Segmented Information," Roundhouse is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s eighth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

Refer to Note 8, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $9.1 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. The preliminary fair value of the acquired service fee receivable of $4.3 million is equivalent to its gross contractual amount. The estimated fair value of the seller phantom equity awards at the acquisition date of $3.3 million was determined based on the economic value of the phantom equity as of the acquisition date, which was derived from the fair value of Roundhouse, net of any debt, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet at  September 30, 2025. See Note 21, "Fair Value of Financial Instruments," for further discussion related to the seller phantom equity awards.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The following table summarizes the preliminary purchase price of Roundhouse:

(in thousands)
Preliminary purchase price:	July 1, 2025
Cash paid at closing	$20,201
Seller phantom equity awards	3,328
Total purchase price	$23,529

The following table summarizes the preliminary allocation of the Roundhouse purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
July 1, 2025

Preliminary purchase price	$23,529

Cash and cash equivalents	$333
Service fee receivable	4,259
Other receivables	12
Property and equipment, net	2,355
Intangible asset not subject to amortization - trade name	1,220
Intangible asset subject to amortization - customer relationships	11,000
Other assets - inventory and prepaid expenses	882
Total assets	$20,061

Accrued expenses and other liabilities	$2,584
Income taxes payable	91
Net deferred income tax liabilities	2,927
Total liabilities	$5,602

Total identifiable assets and liabilities	$14,459

Excess purchase price allocated to goodwill	$9,070

The unaudited consolidated statements of operations include the earnings of Roundhouse from the date of acquisition. From the date of acquisition through  September 30, 2025, Roundhouse earned revenue of  $4.9 million and had net income of $3.0 million, primarily related to a tax benefit recognized for the partial release of the Company's deferred tax valuation allowance related to the acquired deferred tax liabilities. During the three and nine months ended September 30, 2025, the Company incurred expenses related to the acquisition of Roundhouse of  $0.5 million, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025.

AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain)

On August 1, 2025, the Company (through its newly formed subsidiary, Advanced Plumbing & Drain LLC) acquired substantially all of the assets and certain specified liabilities of AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $3.9 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.5 million, which is subject to certain conditions, including growth in adjusted EBITDA for Advanced Plumbing during the three-year period following the acquisition date.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Advanced Plumbing, based in Cleveland, Ohio, is a provider of various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 20, "Segmented Information," Advanced Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s ninth acquisition under its novel CEO Accelerator program and the second business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $0.6 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. The preliminary fair value of the acquired service fee receivable of $0.5 million is equivalent to its gross contractual amount. The estimated fair value of the contingent consideration obligation at the acquisition date of $0.8 million was determined using a Monte Carlo simulation based on forecasted future results, and is recorded in accrued expenses and other liabilities in the consolidated balance sheets. See Note 21, "Fair Value of Financial Instruments," for further discussion related to the contingent consideration.

The following table summarizes the preliminary purchase price of Advanced Plumbing:

(in thousands)
Preliminary purchase price:	August 1, 2025
Cash paid at closing	$2,652
Seller note	420
Contingent consideration	790
Total purchase price	$3,862

The following table summarizes the preliminary allocation of the Advanced Plumbing purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
August 1, 2025

Preliminary purchase price	$3,862

Cash and cash equivalents	$23
Service fee receivable	503
Other receivables	6
Property and equipment, net	610
Intangible asset not subject to amortization - trade name	1,600
Intangible asset subject to amortization - customer relationships	1,100
Other assets - inventory	143
Total assets	$3,985

Accrued expenses and other liabilities	$717
Total liabilities	$717

Total identifiable assets and liabilities	$3,268

Excess purchase price allocated to goodwill	$594

The unaudited consolidated statements of operations include the earnings of Advanced Plumbing from the date of acquisition. From the date of acquisition through  September 30, 2025, Advanced Plumbing earned revenue of $1.2  million and had net loss of less than $0.1 million. During the three and nine months ended September 30, 2025, the Company incurred expenses related to the acquisition of Advanced Plumbing of $0.2 million, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended  September 30, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Efficient Plumbing, LLC (d/b/a Southside Plumbing)

On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $4.7 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.125 million, which is subject to certain conditions, including growth in adjusted EBITDA for Southside Plumbing during the three-year period following the acquisition date. The 20% noncontrolling interest in Southside Plumbing is redeemable by the holder of the noncontrolling interest and includes a put option redemption feature that is outside of the Company’s control; therefore, the 20% interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity in the consolidated balance sheets. See Note 17, "Redeemable Noncontrolling Interest," for further discussion related to the redeemable noncontrolling interest.

Southside Plumbing, based in Omaha, Nebraska, is a provider of various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 20, "Segmented Information," Southside Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s tenth acquisition under its novel CEO Accelerator program and the third business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $2.6 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. The preliminary fair value of the acquired service fee receivable of $0.3 million is equivalent to its gross contractual amount. The estimated fair value of the contingent consideration obligation at the acquisition date of $0.2 million was determined using a Monte Carlo simulation based on forecasted future results, and is recorded in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the 20% redeemable noncontrolling interest in Southside Plumbing at the date of acquisition of $0.9 million was estimated by applying a market approach. See Note 21, "Fair Value of Financial Instruments," for further discussion related to the contingent consideration and redeemable noncontrolling interest.

The following table summarizes the preliminary purchase price of Southside Plumbing:

(in thousands)
Preliminary purchase price:	August 14, 2025
Cash paid at closing	$4,040
Seller note	420
Contingent consideration	190
Total purchase price	$4,650

The following table summarizes the preliminary allocation of the Southside Plumbing purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
August 14, 2025

Preliminary purchase price	$4,650

Cash and cash equivalents	$94
Service fee receivable	334
Property and equipment, net	1,087
Intangible asset not subject to amortization - trade name	1,100
Intangible asset subject to amortization - customer relationships	1,000
Other assets - inventory and prepaid expenses	58
Total assets	$3,673

Accrued expenses and other liabilities	$685
Total liabilities	$685

Total identifiable assets and liabilities	$2,988

Redeemable noncontrolling interest	$925

Excess purchase price allocated to goodwill	$2,587

The unaudited consolidated statements of operations include the earnings of Southside Plumbing from the date of acquisition. From the date of acquisition through  September 30, 2025, Southside Plumbing earned revenue of $0.5 million and had net loss of $0.2 million. During the three and nine months ended September 30, 2025, the Company incurred expenses related to the acquisition of Southside Plumbing of $0.2 million, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing") for aggregate consideration consisting of cash and a seller note, of approximately $5.0 million, less certain escrowed amounts for purposes of indemnification claims. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid during the second quarter of 2025.  Bud's Plumbing, based in Evansville, Indiana, is a provider of various plumbing installation, service and repair services to residential and commercial customers.  As further discussed in Note 20, "Segmented Information," Bud's Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s seventh acquisition under its novel CEO Accelerator program and the first business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year, as permitted under U.S. GAAP.  During the third quarter of 2025, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $1.0 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the purchase price of Bud's Plumbing:

(in thousands)
Purchase price:	March 14, 2025
Cash paid at closing	$3,829
Working capital adjustment	31
Seller note	1,100
Total purchase price	$4,960

The following table summarizes the allocation of the Bud's Plumbing purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
March 14, 2025

Purchase price	$4,960

Cash and cash equivalents	$308
Service fee receivable	46
Property and equipment	173
Intangible asset not subject to amortization - trade name	3,100
Intangible asset subject to amortization - customer relationships	500
Other assets - inventory and prepaid expenses	226
Total assets	$4,353

Accrued expenses and other liabilities	$388
Total liabilities	$388

Total identifiable assets and liabilities	$3,965

Excess purchase price allocated to goodwill	$995

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The fair value of the acquired service fee receivable of less than $0.1 million is equivalent to its gross contractual amount.  The unaudited consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through  September 30, 2025, Bud's Plumbing earned revenue of $3.7 million and had net income of $0.1 million. During the three and nine months ended September 30, 2025, the Company incurred expenses related to the acquisition of Bud's Plumbing of $0.1 million and $0.5 million, respectively, which are included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025.

The seller note was due to mature on April 1, 2030; however, on  August 7, 2025, the seller note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 18, "Shareholders' Equity," for further discussion of the exchange.

Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions") for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up due to the Company of $0.3 million that was finalized during the third quarter of 2025. Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider.  As further discussed in Note 20, "Segmented Information," Image Solutions is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s sixth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year, as permitted under U.S. GAAP.  During the third quarter of 2025, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the nine months ended  September 30, 2025, the Company recorded a measurement period adjustment that increased goodwill by $0.1 million compared to the amount recorded at December 31, 2024.  The measurement period adjustment primarily reflects changes in the estimated fair value of inventory.

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $6.3 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the purchase price of Image Solutions:

(in thousands)
Purchase price:	September 26, 2024
Cash paid at closing	$20,354
Working capital adjustment	(309)
Total purchase price	$20,045

The following table summarizes the allocation of the Image Solutions purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 26, 2024

Purchase Price	$20,045

Cash and cash equivalents	$293
Service fee receivable	575
Other receivables	160
Property and equipment	85
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	11,100
Other assets - inventory and prepaid expenses	870
Total assets	$14,583

Accrued expenses and other liabilities	$799
Total liabilities	$799

Total identifiable assets and liabilities	$13,784

Excess purchase price allocated to goodwill	$6,261

The fair value of the acquired service fee receivable of $0.6 million is equivalent to its gross contractual amount.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Unaudited Pro Forma Summary - 2025 Acquisitions

The following unaudited pro forma summary presents the Company's consolidated financial statements for the three and nine months ended September 30, 2025 and September 30, 2024 as if Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing had been acquired on January 1, 2024. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Roundhouse and Southside Plumbing acquisitions (see Note 10, "Debt,"), tax related adjustments and acquisition-related expenses.

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$38,314	$35,405	$115,396	$103,628
Loss from continuing operations attributable to common shareholders	$(4,671)	$(2,796)	$(9,752)	$(6,370)
Basic loss per share - continuing operations	$(0.16)	$(0.10)	$(0.35)	$(0.23)
Diluted loss per share - continuing operations	$(0.16)	$(0.10)	$(0.35)	$(0.23)

Unaudited Pro Forma Summary - 2024 Acquisition

The following unaudited pro forma summary presents the Company's consolidated financial statements for the three and nine months  September 30, 2024 as if Image Solutions had been acquired on January 1, 2023. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Image Solutions, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Roundhouse and Image Solutions acquisitions (see Note 10, "Debt,") and acquisition-related expenses.

(in thousands, except per share data)	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Revenues	$29,326	$86,584
Loss from continuing operations attributable to common shareholders	$(3,104)	$(8,025)
Basic loss per share - continuing operations	$(0.11)	$(0.29)
Diluted loss per share - continuing operations	$(0.11)	$(0.29)

(b)	Discontinued Operations

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2024 is presented below:

(in thousands)	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$157	$890
Total revenues	157	890
Expenses:
Cost of services sold	31	136
General and administrative expenses	8	128
Leased real estate segment interest expense	43	218
Total expenses	82	482
Non-operating other revenue	6	31
Income from discontinued operations before income tax expense	81	439
Income tax expense	—	—
Income from discontinued operations, net of taxes	$81	$439

For the three and nine months ended September 30, 2024, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the three and nine months ended  September 30, 2024 is comprised of $0.2 million and $0.6 million, respectively, of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at September 30, 2025 and December 31, 2024 are summarized in the tables shown below:

(in thousands)	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$14,360	$88	$68	$14,380
States, municipalities and political subdivisions	1,788	3	27	1,764
Mortgage-backed	10,079	68	250	9,897
Asset-backed	1,227	10	13	1,224
Corporate	10,310	52	227	10,135
Total fixed maturities	$37,764	$221	$585	$37,400

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

(in thousands)	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,561	$11	$218	$13,354
States, municipalities and political subdivisions	2,846	2	73	2,775
Mortgage-backed	10,309	10	433	9,886
Asset-backed	1,346	2	22	1,326
Corporate	10,055	9	442	9,622
Total fixed maturities	$38,117	$34	$1,188	$36,963

The table below summarizes the Company's fixed maturities at September 30, 2025 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,494	$7,433
Due after one year through five years	23,449	23,368
Due after five years through ten years	2,533	2,521
Due after ten years	4,288	4,078
Total	$37,764	$37,400

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of September 30, 2025 and December 31, 2024. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,471	$20	$2,103	$48	$4,574	$68
States, municipalities and political subdivisions	299	1	1,082	26	1,381	27
Mortgage-backed	813	3	3,456	247	4,269	250
Asset-backed	61	—	451	13	512	13
Corporate	425	1	6,263	226	6,688	227
Total fixed maturities	$4,069	$25	$13,355	$560	$17,424	$585

(in thousands)	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,417	$28	$7,984	$190	$10,401	$218
States, municipalities and political subdivisions	331	1	1,981	72	2,312	73
Mortgage-backed	3,006	57	5,477	376	8,483	433
Asset-backed	254	—	756	22	1,010	22
Corporate	966	10	7,274	432	8,240	442
Total fixed maturities	$6,974	$96	$23,472	$1,092	$30,446	$1,188

At September 30, 2025 and  December 31, 2024, there are approximately 128 and 191 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at September 30, 2025 and  December 31, 2024.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value is less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at September 30, 2025 and  December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three and nine months ended September 30, 2025 and September 30, 2024.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2025 and December 31, 2024, the carrying value of limited liability investments totaled $0.6 million. The Company recorded no impairments related to limited liability investments during the three and nine months ended September 30, 2025 and  September 30, 2024.  Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  September 30, 2025, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings Fund I, LLC ("Argo Holdings").  As of September 30, 2025 and December 31, 2024, the carrying value of the Company's limited liability investment, at fair value was $3.1 million and $2.9 million, respectively.  At September 30, 2025, the Company had no unfunded commitments to fund limited liability investment, at fair value.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2025 and December 31, 2024, the carrying value of the Company's investments in private companies totaled $0.6 million and $0.7 million, respectively.  For the three and nine months ended September 30, 2025 and  September 30, 2024, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2025 and September 30, 2024.

Net investment income for the three and nine months ended September 30, 2025 and September 30, 2024 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Interest from fixed maturities	$357	$331	$1,044	$968
Dividends	10	11	30	39
(Loss) income from limited liability investments	(1)	1	(1)	(161)
Other	108	98	251	300
Gross investment income	474	441	1,324	1,146
Investment expenses	(43)	(38)	(103)	(109)
Net investment income	$431	$403	$1,221	$1,037

Net realized (losses) gains on investments for the three and nine months ended September 30, 2025 and September 30, 2024 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Available-for-sale fixed maturities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(9)	—	(85)	—
Net realized losses on available-for-sale fixed maturities	(9)	—	(85)	—
Limited liability investment, at fair value	34	874	129	1,260
Investments in private companies	(30)	84	8	99
Net realized (losses) gains	$(5)	$958	$52	$1,359

Net loss on equity investments for the three and nine months ended September 30, 2025 and September 30, 2024 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net losses recognized on equity investments sold during the period	$—	$—	$—	$(3)
Change in net unrealized (losses) gains recognized on equity investments held at end of the period	—	—	—	—
Net loss on equity investments	$—	$—	$—	$(3)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the nine months ended September 30, 2025:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Total
Balance, December 31, 2024	$31,153	$25,371	$56,524
Acquisitions	—	13,245	13,245
Measurement period adjustments	—	(225)	(225)
Balance, September 30, 2025	$31,153	$38,391	$69,544

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the nine months ended September 30, 2025, the Company recorded goodwill of $10.6 million related to the acquisitions of Bud's Plumbing ($1.0 million), Roundhouse ($9.1 million), Advanced Plumbing ($0.6 million) and Southside Plumbing ($2.6 million). The goodwill related to the Roundhouse, Advanced Plumbing and Southside Plumbing acquisitions is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocations within the next six months.  The estimates, allocations and calculations recorded at September 30, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the nine months ended September 30, 2025, the Company recorded measurement period adjustments, related to acquisition of Image Solutions, that decreased goodwill by $0.2 million.

At each of  September 30, 2025 and December 31, 2024, accumulated goodwill impairment losses were $0.7 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and nine months ended September 30, 2025 and September 30, 2024.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at September 30, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	65,112	31,470	—	33,642
Developed technology	651	128	—	523
Intangible assets not subject to amortization:
Trade names	23,337	—	2,584	20,753
Total	$97,698	$40,196	$2,584	$54,918

(in thousands)	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,242	25,765	—	25,477
Developed technology	600	79	—	521
Intangible assets not subject to amortization:
Trade names	16,167	—	2,116	14,051
Total	$76,607	$34,442	$2,116	$40,049

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company recorded the following intangible assets related to acquisitions that occurred during the nine months ended September 30, 2025:

(in thousands)	Buds Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
Acquisition Date	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Customer Relationships	$500	$11,000	$1,100	$1,000
Amortization Period	6 years	12 years	9 years	9 years
Developed Technology	n/a	n/a	n/a	n/a
Amortization Period	-	-	-	-
Trade Name	$3,100	$1,220	$1,600	$1,100
Amortization Period	Indefinite	Indefinite	Indefinite	Indefinite
Total Intangibles	$3,600	$12,220	$2,700	$2,100

The intangible assets related to the Roundhouse, Advanced Plumbing and Southside Plumbing acquisitions are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation within the next six months. The estimates, allocations and calculations recorded at September 30, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.  In addition to the above, during the nine months ended September 30, 2025, the Company had other immaterial acquisitions of assets that resulted in intangible assets related to customer relationships of $0.3 million, developed technology of $0.1 million and trade name of $0.2 million.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $2.4 million and $1.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively ($5.8 million and $4.3 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively).

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

At each quarter end of the first through third quarters of 2025 and 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three and nine months ended September 30, 2025 of $0.2 million and $0.5 million, respectively, related to the CSuite and Ravix indefinite-lived trade names, and $0.6 million for the three months ended September 30, 2024 related to the CSuite and Ravix indefinite-lived trade names, and $1.8 million for the nine months ended September 30, 2024 related to the SNS, CSuite and Ravix indefinite-lived trade names. The fair value of the CSuite (0.8 million), Ravix ($1.6 million) and SNS ($2.2 million) trade names at  September 30, 2025 were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	September 30, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$504	$316	$188
Furniture and fixtures	250	208	42
Computer hardware	1,961	1,097	864
Medical equipment	662	348	314
Vehicles	2,631	83	2,548
Machinery and equipment	2,042	127	1,915
Total	$8,050	$2,179	$5,871

(in thousands)	December 31, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	583	346	237
Furniture and fixtures	256	228	28
Computer hardware	1,675	874	801
Medical equipment	701	263	438
Vehicles	72	9	63
Total	$3,287	$1,720	$1,567

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

During the third quarter of 2025, the Company acquired vehicles and machinery and equipment with an estimated fair value of $2.3 million and $1.7 million, respectively, as part of the acquisitions of Roundhouse, Advanced Plumbing and Southside Plumbing.

For the three months ended September 30, 2025 and September 30, 2024, depreciation expense related to medical equipment and certain computer hardware of $0.1 million and $0.1 million, respectively ($0.2 million and $0.1 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively), is included in cost of services sold in the unaudited consolidated statements of operations.  For the three months ended September 30, 2025 and September 30, 2024, depreciation expense on all other property and equipment of $0.3 million and $0.1 million, respectively ($0.4 million and $0.4 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively), is included in general and administrative expenses in the unaudited consolidated statements of operations.

NOTE 10 DEBT

Debt consists of the following instruments at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025			December 31, 2024
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$—	$—	$—	$2,288	$2,288	$2,312
2022 Ravix Loan	—	—	—	4,300	4,182	4,389
2022 Ravix Revolver	500	500	514	500	500	500
2025 Ravix Loan	8,593	8,561	9,212	—	—	—
SNS Term Loan	2,867	2,816	2,938	3,842	3,779	3,942
SNS Revolver	1,000	1,000	1,003	450	450	452
DDI Term Loan	4,667	4,621	4,869	5,507	5,452	5,704
DDI Revolver	23	23	23	—	—	—
Image Solutions Loan	6,975	6,838	7,345	7,556	7,399	7,669
Roundhouse Term Loan	10,817	10,640	11,364	—	—	—
KPH Term Loan	3,750	3,584	4,176	—	—	—
2024 KWH Term Loan	11,397	11,326	11,722	13,313	13,228	13,536
2024 KWH DDTL	4,894	4,894	5,056	5,850	5,850	5,982
KWH Revolver	1,000	1,000	1,003	1,000	1,000	1,067
Total bank loans	56,483	55,803	59,225	44,606	44,128	45,553
Notes payable:
Ravix Note	188	188	188	—	—	—
AAA Note	500	422	422	—	—	—
Southside Note	500	422	422	—	—	—
Total notes payable	1,188	1,032	1,032	—	—	—
Subordinated debt	15,000	13,889	13,889	15,000	13,409	13,409
Total	$72,671	$70,724	$74,146	$59,606	$57,537	$58,962

Subordinated debt mentioned above consists of the following trust preferred debt instrument at September 30, 2025 and  December 31, 2024:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

The contractual maturities of the Company's principal debt balances as of September 30, 2025 were as follows:

(in thousands)	Principal Maturities
2025	$4,136
2026	8,715
2027	10,164
2028	8,566
2029	12,092
Thereafter	28,998
Total	$72,671

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Ravix Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan. The 2025 Ravix Loan and 2022 Ravix Revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At September 30, 2025, the interest rate was 7.75%.

The Company also recorded as a discount to the carrying value of the 2025 Ravix Loan issuance costs of less than $0.1 million specifically related to the 2025 Ravix Loan.  The 2025 Ravix Loan is carried in the consolidated balance sheet at  September 30, 2025 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

The 2025 Ravix Loan and the 2021 and 2022 Ravix Loans were not deemed to be substantially different as a result of the fourth amendment; therefore, the 2025 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2021 and 2022 Ravix Loans at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the nine months ended September 30, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

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

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2025, the interest rate was 7.75%.  The SNS Revolver matures on February 2, 2026 and the term loan matures on November 18, 2028.   During the fourth quarter of 2024, the Company borrowed $0.4 million under the SNS Revolver.  During the nine months ended September 30, 2025, the Company borrowed an additional $0.6 million under the SNS Revolver.

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

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At each quarter end beginning March 31, 2024 through September 30, 2025, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended September 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

DDI

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver (the "DDI Revolver") to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2025, the interest rate was 7.75%. Monthly principal payments on the term loan began on December 15, 2024. The DDI Revolver matures on November 1, 2026 and the term loan matures on October 26, 2029.  During the nine months ended September 30, 2025, the Company borrowed $0.1 million and made principal repayments of less than $0.1 million under the DDI Revolver.

The Company also recorded as a discount to the carrying value of the DDI Loan issuance costs of $0.1 million specifically related to the DDI Loan.  The DDI Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the DDI Loan disclosed in the table above is derived from quoted market prices of B plus to BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The DDI Loan is secured by certain of the equity interests and assets of DDI.

The DDI Loan contains a number of covenants, including, but not limited to, a senior leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the DDI Loan that, among other things, restrict DDI’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  As of September 30, 2025, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio.  The Company has entered into an amendment to the DDI Loan that waives the event of default for the fiscal quarter ended September 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Image Solutions

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At September 30, 2025, the interest rate was 7.75%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  At  September 30, 2025 and  December 31, 2024, the balance of the revolver was zero.

The Company also recorded as a discount to the carrying value of the Image Solutions Loan issuance costs of $0.2 million specifically related to the Image Solutions Loan.  The Image Solutions Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Image Solutions Loan disclosed in the table above is derived from quoted market prices of B plus to BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

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

Roundhouse

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse. The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%.  At September 30, 2025, the interest rate was 7.63%.  The term loan and revolver mature on July 1, 2035.  At  September 30, 2025, the balance of the revolver was zero.

The Company also recorded as a discount to the carrying value of the Roundhouse Loan issuance costs of $0.2 million specifically related to the Roundhouse Loan.  The Roundhouse Loan is carried in the consolidated balance sheet at  September 30, 2025 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Roundhouse Loan disclosed in the table above is derived from quoted market prices of BB rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Roundhouse is secured by certain of the equity interests and assets of Roundhouse.

The Roundhouse Loan contains a number of covenants, including, but not limited to, a debt service coverage ratio, maximum senior funded debt ratio and maximum total funded debt ratio, all of which are as defined in and calculated pursuant to the Roundhouse Loan that, among other things, restrict Roundhouse’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

Kingsway Plumbing Holdco LLC

In 2025, the Company formed Kingsway Plumbing Holdco LLC ("KPH"), whose subsidiaries include Bud's Plumbing, Advanced Plumbing and Southside Plumbing. As part of the acquisition of Southside Plumbing on August 14, 2025, KPH and its subsidiaries borrowed from a bank a principal amount of $3.75 million in the form of a term loan, and established a $0.5 million revolver.  The KPH term loan requires monthly payments of interest and has an annual fixed interest rate of 7.5%.  Monthly principal payments on the KPH term loan begin September 14, 2026.  The term loan matures on August 14, 2032.  The revolver matures on August 14, 2026.  At  September 30, 2025, the balance of the revolver was zero.

The Company also recorded as a discount to the carrying value of the KPH Loan issuance costs of $0.2 million specifically related to the KPH Loan.  The KPH Loan is carried in the consolidated balance sheet at  September 30, 2025 at its amortized cost, which reflects the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the KPH Loan disclosed in the table above is derived from quoted market prices of BBB rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The KPH is secured by certain of the equity interests and assets of KPH.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The KPH Loan contains a number of covenants, including, but not limited to, a debt service coverage ratio, maximum senior funded debt ratio, senior leverage ratio and maximum total funded debt ratio, all of which are as defined in and calculated pursuant to the KPH Loan that, among other things, restrict KPH’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

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

The 2020 KWH Loan had an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  The 2020 KWH Loan was to mature on December 1, 2025, prior to entering into the third amendment to the KWH Loan further discussed below.  The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan.

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

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.  The 2024 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2025, the interest rate was 7.28%.

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

During the third and fourth quarters of 2024, $6.0 million was borrowed under the KWH DDTL and $1.0 million was drawn on the KWH Revolver.  As of December 31, 2024 and September 30, 2025, both the KWH DDTL and the KWH Revolver are fully drawn.

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

SPI

On June 15, 2025, the Company's subsidiaries, Systems Products International Inc. ("SPI") and Vertical Market Solutions LLC, together established a $0.3 million revolver with a bank (the "SPI Revolver"). The SPI Revolver has an annual interest rate equal to the Prime Rate.  The SPI Revolver matures on July 15, 2026.  At  September 30, 2025, the balance of the SPI Revolver was  zero.

(b)          Notes payable:

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.25 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note required monthly payments of principal and interest and had an annual fixed interest rate of 6.00%.  The KPH Note was due to mature on April 1, 2030; however on  August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 18, "Shareholders' Equity," for further discussion of the exchange.  The settlement of the KPH Note by issuing the Company's common shares is accounted for as a debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the KPH Note at the date of the exchange of $0.1 million recorded as loss on extinguishment of debt in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

As part of the acquisition of certain assets from The HR Team, Inc. on August 1, 2025, Ravix borrowed from the seller a principal amount of $0.2 million in the form of a promissory note, to partially finance the acquisition of assets (the "Ravix Note").  The Ravix Note requires quarterly payments of principal and interest beginning October 1, 2025 and has an annual fixed interest rate of 8.00%.  The Ravix Note matures on August 1, 2027.

As part of the acquisition of Advanced Plumbing on August 1, 2025, Advanced Plumbing borrowed from the seller of Advanced Plumbing a principal amount of $0.5 million in the form of a promissory note, to partially finance the acquisition of Advanced Plumbing (the "AAA Note").  The AAA Note, which is recorded as notes payable in the consolidated balance sheet at September 30, 2025, was recorded at its estimated fair value of $0.4 million, which included the unpaid principal amount of $0.5 million as of the date of acquisition less a discount of $0.1 million.  The AAA Note requires quarterly payments of principal and interest beginning November 1, 2025 and has an annual fixed interest rate of 6.00%.  The AAA Note matures on August 1, 2030.

As part of the acquisition of Southside Plumbing on March 14, 2025, Southside Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Southside Plumbing a principal amount of $0.5 million in the form of a promissory note, to partially finance the acquisition of Southside Plumbing (the "Southside Note").  The Southside Note, which is recorded as note payable in the consolidated balance sheet at September 30, 2025, was recorded at its estimated fair value of $0.4 million, which included the unpaid principal amount of $0.5 million as of the date of acquisition less a discount of $0.1 million.  The Southside Note requires quarterly payments of principal and interest beginning November 1, 2025 and has an annual fixed interest rate of 6.00%.  The Southside Note matures on August 1, 2030.

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

Of the $0.5 million increase in fair value of the Company's subordinated debt between December 31, 2024 and September 30, 2025, $0.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and less than $0.1 million is reported as gain on change in fair value of debt in the Company's unaudited consolidated statement of operations.

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$380	$140	$791	$423
Variable lease cost	55	61	157	198
Short-term lease cost	4	24	62	74

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The annual maturities of lease liabilities as of September 30, 2025 were as follows:

(in thousands)	Lease Commitments
2025	$385
2026	1,486
2027	1,297
2028	1,050
2029	961
2030 and thereafter	2,137
Total undiscounted lease payments	7,316
Imputed interest	126
Total lease liabilities	$7,190

The weighted-average remaining lease term for our operating leases was 7.68 years as of September 30, 2025. The weighted-average discount rate of our operating leases was 6.89% as of September 30, 2025. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

(b)          Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third-party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceed the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within service fee and commission revenue, and cost of services sold, respectively, upon delivery and installation of the equipment to the customer. For the three months ended September 30, 2025 and September 30, 2024, total revenue recognized from sales-type leases was $0.4 million and zero, respectively ($1.1 million and zero for the nine months ended September 30, 2025 and  September 30, 2024, respectively).

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue, software license and support revenue, skilled trades repair and service revenue and motor sales and repair service revenue.  Revenue is based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare, skilled trades, software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type for the three and nine months ended September 30, 2025 and September 30, 2024:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$15,504	$15,215	$45,538	$45,195
Maintenance support service fees	Trinity	1,203	1,300	3,299	2,941
Warranty product commissions	Trinity	1,491	1,328	3,673	3,496
Business services consulting fees	Ravix, CSuite and Image Solutions	5,474	4,026	17,405	12,958
Healthcare services fees	SNS and DDI	4,334	4,240	13,493	12,554
Software license and support fees	SPI and ATWI	895	1,027	2,732	2,598
Skilled trades repair and service fees	Bud's Plumbing, Advanced Plumbing and Southside Plumbing	3,384	—	5,413	—
Motor sales and repair service fees	Roundhouse	4,888	—	4,888	—
Service fee and commission revenue		$37,173	$27,136	$96,441	$79,742

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6.25% to 12.00% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Motor sales and repair service revenue include the service fees collected from the sale of new electric motors, in-shop repair and refurbishment of customer-owned electric motors, transformers, switchgear, ancillary parts, and on-site services for customers, including preventative maintenance, infrared scans, VLF cable testing, and vibration analysis for various types of electrical equipment.  Motor sales and repair service revenue is earned as motors are delivered to the customer or as repair services are rendered.

The Company's revenue recognition policies are further described in Note 2(r), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2024 Annual Report.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2025 and December 31, 2024 were $14.7 million and $9.4 million, respectively.  The increase in receivables from contracts with customers is primarily due to receivables related to Roundhouse, Advanced Plumbing and Southside Plumbing, which were acquired during the third quarter of 2025, as well as due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Service fee receivable is reported net of an estimated allowance for credit losses at September 30, 2025 and December 31, 2024 of $1.2 million and $0.6 million, respectively. During the three months ended  September 30, 2025 and  September 30, 2024, the Company recorded an increase to its allowance for credit losses of $0.4 million and $0.1 million, respectively ($0.5 million and $0.2 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of $0.1 million and zero for the three months ended  September 30, 2025 and  September 30, 2024, respectively ($0.1 million and $0.1 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively).

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the nine months ended September 30, 2025 were as follows:

(in thousands)	Nine Months Ended September 30, 2025
Balance, December 31, 2024	$1,878
Contract asset additions	405
Amounts transferred to service fee receivables	(358)
Write-off of contract asset balances	(10)
Balance, September 30, 2025	$1,915

The contract asset is reported net of an estimated allowance for credit losses of zero at September 30, 2025 and December 31, 2024.  During each of the three months ended  September 30, 2025 and  September 30, 2024, the Company recorded an increase to the contract asset allowance for credit losses of zero (zero and less than $0.1 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively). Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified. During each of the three months ended  September 30, 2025 and  September 30, 2024, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of zero (zero and less than $0.1 million for the nine months ended September 30, 2025 and  September 30, 2024, respectively).

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the nine months ended  September 30, 2025 were as follows:

(in thousands)	Nine Months Ended September 30, 2025
Balance, December 31, 2024	$83,108
Deferral of revenue	49,276
Recognition of deferred service fees	(44,969)
Balance, September 30, 2025	$87,415

The increase in deferred service fees between December 31, 2024 and September 30, 2025 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the nine months ended September 30, 2025.

Approximately $34.7 million and $35.3 million of service fee and commission revenue recognized during the nine months ended September 30, 2025 and September 30, 2024 was included in deferred service fees as of December 31, 2024 and December 31, 2023, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 46.7% of the outstanding performance obligations as of September 30, 2025.  The balance relates primarily to vehicle service agreement fees.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and cost of services sold, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and nine months ended September 30, 2025 and September 30, 2024.

The deferred contract costs balances and related amortization expense for the three months ended  September 30, 2025 and September 30, 2024 are comprised as follows:

(in thousands)	Three months ended September 30, 2025			Three months ended September 30, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at June 30, net	$14,484	$86	$14,570	$13,912	$81	$13,993
Additions	2,982	6	2,988	2,384	6	2,390
Amortization	(2,645)	(5)	(2,650)	(2,285)	(4)	(2,289)
Balance at September 30, net	$14,821	$87	$14,908	$14,011	$83	$14,094

The deferred contract costs balances and related amortization expense for the nine months ended  September 30, 2025 and September 30, 2024 are comprised as follows:

(in thousands)	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,808	$81	$13,889	$13,653	$81	$13,734
Additions	8,583	19	8,602	7,267	19	7,286
Amortization	(7,570)	(13)	(7,583)	(6,909)	(17)	(6,926)
Balance at September 30, net	$14,821	$87	$14,908	$14,011	$83	$14,094

NOTE 13 INCOME TAXES

Income tax (benefit) expense for the three and nine months ended September 30, 2025 and September 30, 2024 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax benefit at U. S. statutory income tax rate	$(937)	$(453)	$(2,334)	$(1,352)
Valuation allowance	(1,329)	358	(426)	1,450
Compensation	95	195	147	117
Investment income	(2)	(96)	(60)	(134)
State income tax	35	38	68	210
Indefinite life intangibles	(9)	(27)	29	(161)
Contingent consideration	—	—	—	57
Other	97	6	131	22
Income tax (benefit) expense	$(2,050)	$21	$(2,445)	$209

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2025 and December 31, 2024. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2025 and December 31, 2024 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $4.6 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively, that consists of:

•	$4.1 million and $3.7 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.5 million and $0.7 million of deferred state income tax liabilities.

As of September 30, 2025 and December 31, 2024, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and nine months ended September 30, 2025 and  September 30, 2024.

On July 4, 2025, the “Big Beautiful Bill” P.L. 119-21 was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we have started reflecting in the three month period ended September 30, 2025.

NOTE 14 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and nine months ended September 30, 2025 and September 30, 2024:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(2,411)	$(2,176)	$(8,668)	$(6,644)
Less: net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	(45)	(491)	(322)	(825)
Less: dividends on preferred stock	(325)	(13)	(858)	(13)
Numerator used in calculating basic loss per share from continuing operations attributable to common shareholders	$(2,781)	$(2,680)	$(9,848)	$(7,482)
Numerator used in calculating diluted loss per share from continuing operations attributable to common shareholders	$(2,781)	$(2,680)	$(9,848)	$(7,482)
Loss from discontinued operations	—	(135)	—	(181)
Numerator used in calculating diluted loss per share - net loss attributable to common shareholders	$(2,781)	$(2,815)	$(9,848)	$(7,663)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	28,508	27,197	27,607	27,213
Weighted-average diluted shares
Weighted-average common shares outstanding	28,508	27,197	27,607	27,213
Effect of potentially dilutive securities (a)
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted-average diluted shares	28,508	27,197	27,607	27,213
Basic loss per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.27)
Discontinued operations	$—	$—	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders:	$(0.10)	$(0.10)	$(0.36)	$(0.28)
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.27)
Discontinued operations	$—	$—	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.10)	$(0.10)	$(0.36)	$(0.28)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended September 30, 2025 and  September 30, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss   per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	265,000	265,000	265,000	265,000
Unvested restricted stock awards	343,302	448,964	343,302	448,964
Convertible preferred stock	1,710,526	868,421	1,710,526	868,421
Total	2,318,828	1,582,385	2,318,828	1,582,385

NOTE 15 STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for all share-based awards made to employees, including restricted stock awards, restricted common unit awards and employee stock options, based on estimated fair values.

During the first quarter of 2025, KPH, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Bud's Plumbing pursuant to an agreement dated March 14, 2025 ("KPH RUA"). The KPH RUA vests based on service and the achievement of criteria based on the IRR of Bud's Plumbing.  The KPH RUA has a weighted-average grant date fair value of $0.85 per Class B common unit. The grant-date fair value of the KPH RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 34% and risk-free interest rate of 4.26%.  On March 14, 2025, 83,333 units, representing one half of the service condition for the KPH RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

On August 14, 2025, the Company modified the inputs related to the IRR portion of the KPH RUA to be based on the combined internal rate of return of Bud's Plumbing, Advanced Plumbing and Southside Plumbing.  The modified portion of the award was probable of vesting both immediately before and after the modification.  As a result, the fair value of the award that is subject to the IRR was measured at the modification date and compared to the fair value of the modified portion of the award immediately prior to the modification, with the difference resulting in incremental compensation expense of less than $0.1 million. The incremental fair value was estimated using the Monte Carlo simulation model, using the following assumptions at the modification date and prior to the modification: expected term of 4.6 years, expected volatility of 35% and risk-free interest rate of 4.21%.

During the third quarter of 2025, Longhorns LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Roundhouse pursuant to an agreement dated July 1, 2025 ("Roundhouse RUA"). The Roundhouse RUA vests based on service and the achievement of criteria based on the IRR of Roundhouse. The Roundhouse RUA has a weighted-average grant date fair value of $3.01 per Class B common unit.  The grant-date fair value of the Roundhouse RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 43% and risk-free interest rate of 4.22%.  On July 1, 2025, 83,333 units, representing one half of the service condition for the Roundhouse RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

Total stock-based compensation expense related to all of the Company's restricted stock awards, restricted common unit awards and employee stock options was $0.6 million and $0.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively ($1.4 million and $1.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively).

NOTE 16 REDEEMABLE PREFERRED STOCK

At September 30, 2025, the Company had three series of redeemable preferred stock ("Preferred Stock") outstanding.  In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. For each series of the Preferred Stock outstanding, the holder has the option to convert each share of Preferred Stock into 2.6316 common shares at any time; however, if not converted, they are required to be redeemed on certain dates.  As such, the Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

The following table summarizes the Company's redeemable preferred stock outstanding at  September 30, 2025:

Description	Issue Date	Shares Authorized	Shares Outstanding	Par Value	Redemption Value per Share	Aggregate Redemption Value (in thousands)	Dividend Rate	Redemption Date	Maximum Number of Common Shares Issuable on Conversion	Carrying Amount (in thousands)

Class B Preferred	September 24, 2024	330,000	330,000	$0.01	$25.00	$8,250	8.0%	September 24, 2031	868,421	$8,250
Class C Preferred	February 1, 2025	240,000	240,000	$0.01	$25.00	$6,000	8.0%	February 12, 2032	631,579	$6,000
Class D Preferred	May 8, 2025	80,000	80,000	$0.01	$25.00	$2,000	8.0%	May 7, 2032	210,526	$2,000

At  December 31, 2024, there were 330,000 shares of Class B Preferred Stock outstanding with a redemption amount of $8.3 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The Class B Preferred Stock ranks senior to the Company's common shares. The Class C and Class D Preferred Stock ranks pari passu with the Company’s Class B Preferred Stock and senior to the Company's common shares.

The holders of each series of Preferred Stock will not be entitled to receive notice of or to attend any meeting of the shareholders of the Company and will not be entitled to vote at any such meeting. The holders of each series of Preferred Stock are entitled to receive fixed, cumulative, preferential cash dividends at a rate of 8% per share of Preferred Stock per year, payable in equal quarterly installments if declared by the Board of Directors of the Company. Dividends on outstanding shares of each series of Preferred Stock will accrue from day to day commencing on the date of issuance of each such share of Preferred Stock.  The cash dividend rate will increase to 18% per share of Preferred Stock if the dividend is not paid and accumulates for a period greater than two consecutive quarters from the date of the most recent dividend payment. The Company will redeem any Preferred Stock not previously converted into common shares, and which remain outstanding on the conversion date, for the price of $25.00 per share of Preferred Stock, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption.

The Company shall have the option to redeem 25% of each series of Preferred Stock it has issued following a sale of assets representing more than 15% of the Company’s consolidated revenues in the prior 12 month period at a price equal to the amount that would yield a total internal rate of return of 15% on the subscription price paid to the Company for the purchase of shares of Preferred Stock submitted for redemption.

Accrued dividends declared for each series of Preferred Stock, which is included in accrued expenses and other liabilities in the consolidated balance sheets, at September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025	December 31, 2024

Class B Preferred	$166	$166
Class C Preferred	121	—
Class D Preferred	40	—
Total	$327	$166

NOTE 17 Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents a 20% noncontrolling ownership in Southside Plumbing, which was acquired on August 14, 2025. Redeemable noncontrolling interest is presented outside of permanent equity in the consolidated balance sheets as it is redeemable by the holder of the noncontrolling interest and the redemption is outside the control of the Company. Shares are redeemable at their fair value on the fifth anniversary of the acquisition of Southside Plumbing. The redeemable noncontrolling interest was initially recorded at fair value at the date of issuance. The Company records the carrying amount of the redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, the Company recognizes changes in the redemption value immediately as they occur. The redemption amounts have been estimated based on the fair value of the subsidiary, determined using discounted cash flow methods, which represents a level 3 fair value measurement.

Changes in the Company's redeemable noncontrolling interest for the nine months ended September 30, 2025 were as follows:

(in thousands)	Nine Months Ended September 30, 2025
Balance, December 31, 2024	$—
Acquisition of noncontrolling interest in Southside Plumbing	925
Net loss attributable to redeemable noncontrolling interest	(34)
Accretion to redemption value	34
Balance, September 30, 2025	$925

NOTE 18 Shareholders' Equity

(a)	Common Stock Sale

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

(b)	Notes Payable Exchanged for Common Shares

As described in Note 10, "Debt," as part of the acquisition of Bud's Plumbing on March 14, 2025, KPH borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note.  On  August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for 82,738 shares of the Company's Common Stock at a price per share of $13.90 per share.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

(c)	Preferred Stock

Declared dividends to be paid to the holders of the Company's Preferred Stock for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Class B Preferred	$166	$13	$494	$13
Class C Preferred	121	—	300	—
Class D Preferred	40	—	61	—
Total	$327	$13	$855	$13

Cash dividends paid during the three and nine months ended September 30, 2025 were $0.3 million and $0.7 million, respectively.

(d)	Security Repurchases

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been be terminated, modified or suspended at any time at the Company's discretion. During the three and nine months ended September 30, 2025, the Company repurchased zero and 42,900 shares, respectively, of common stock for an aggregate purchase price of zero and $0.3 million, respectively (194,300 and 312,850 shares, respectively, of common stock for an aggregate purchase price of $1.5 million and $2.5 million, respectively during the three and nine months ended  September 30, 2024, respectively), including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of   September 30, 2025.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2025 and September 30, 2024 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

Other comprehensive income arising during the period	200	—	58	258
Amounts reclassified from accumulated other comprehensive loss	(25)	—	—	(25)
Net current-period other comprehensive income	175	—	58	233

Balance at September 30, 2025	$(366)	$(3,286)	$3,245	$(407)

(in thousands)	Three months ended September 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

Other comprehensive income (loss) arising during the period	887	—	(46)	841
Amounts reclassified from accumulated other comprehensive loss	(48)	—	—	(48)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	810	—	(46)	764

Balance at September 30, 2024	$(780)	$(3,286)	$3,304	$(762)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

(in thousands)	Nine months ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2025	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income (loss) arising during the period	869	—	(480)	389
Amounts reclassified from accumulated other comprehensive loss	(78)	—	—	(78)
Net current-period other comprehensive income (loss)	791	—	(480)	311

Balance at September 30, 2025	$(366)	$(3,286)	$3,245	$(407)

(in thousands)	Nine months ended September 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2024	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	935	—	(38)	897
Amounts reclassified from accumulated other comprehensive loss	(90)	—	—	(90)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income	816	—	(38)	778

Balance at September 30, 2024	$(780)	$(3,286)	$3,304	$(762)

For the three and nine months ended  September 30, 2024, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income, net of tax, inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$25	$48	$78	$90
Loss from continuing operations before income tax (benefit) expense	25	48	78	90
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations, net of taxes	25	48	78	90
Income from discontinued operations, net of taxes	—	—	—	—
Net loss	$25	$48	$78	$90

NOTE 20 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments.  The Company's chief operating decision maker is its President and Chief Executive Officer.  The Company conducts its business through the following two reportable segments: Kingsway Search Xcelerator and Extended Warranty.

Kingsway Search Xcelerator Segment ("KSX")

KSX includes the Company's subsidiaries CSuite, Ravix, SNS, SPI, DDI, Image Solutions, Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing.

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project and interim staffing engagements, and contingent search services for permanent placements for its clients throughout the United States.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

Roundhouse provides industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin.

The Kingsway Skilled Trades platform includes the Company's subsidiaries Bud's Plumbing, Advanced Plumbing and Southside Plumbing.  Kingsway Skilled Trades provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana (Bud's Plumbing), Cleveland, Ohio (Advanced Plumbing) and Omaha, Nebraska (Southside Plumbing).

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

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2025 and September 30, 2024 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Service fee and commission revenue - KSX	$18,975	$9,293	$43,931	$28,109
Service fee and commission revenue - Extended Warranty	18,198	17,843	52,510	51,633
Total revenues	$37,173	$27,136	$96,441	$79,742

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

Total segment operating income reconciled to the consolidated loss from continuing operations for the three months ended  September 30, 2025 and September 30, 2024 is as follows:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Service fee and commission revenue	$18,975	$18,198	$37,173	$9,293	$17,843	$27,136

Less segment expenses:
Claims authorized on vehicle service agreements	—	6,638	6,638	—	6,323	6,323
Commissions	—	3,125	3,125	70	2,731	2,801
Cost of services sold	9,946	1,125	11,071	5,633	1,184	6,817
Salaries and benefits	3,188	4,062	7,250	1,395	3,595	4,990
Insurance expense	254	599	853	41	546	587
Professional fees	630	294	924	221	190	411
IT expense	391	316	707	205	300	505
Other segment items (a)	2,381	1,638	4,019	584	1,270	1,854
Total segment operating income	$2,185	$401	$2,586	$1,144	$1,704	$2,848
Net investment income			431			403
Net realized (losses) gains			(5)			958
Gain on change in fair value of limited liability investment, at fair value			111			95
Interest expense			(1,505)			(1,173)
General and administrative expenses and other revenue not allocated to segments, net (b)			(3,329)			(3,290)
Amortization of intangible assets			(2,362)			(1,437)
Impairment of intangible assets			(249)			(640)
(Loss) gain on change in fair value of debt			(18)			81
Loss on extinguishment of debt			(121)			—
Loss from continuing operations before income tax (benefit) expense			(4,461)			(2,155)
Income tax (benefit) expense			(2,050)			21
Loss from continuing operations			$(2,411)			$(2,176)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Total segment operating income reconciled to the consolidated loss from continuing operations for the for the nine months ended  September 30, 2025 and September 30, 2024 is as follows:

(in thousands)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Service fee and commission revenue	$43,931	$52,510	$96,441	$28,109	$51,633	$79,742

Less segment expenses:
Claims authorized on vehicle service agreements	—	19,353	19,353	—	18,793	18,793
Commissions	(93)	8,779	8,686	71	8,115	8,186
Cost of services sold	23,990	3,043	27,033	16,596	2,691	19,287
Salaries and benefits	7,095	12,371	19,466	4,410	11,053	15,463
Insurance expense	488	1,738	2,226	212	1,702	1,914
Professional fees	1,314	1,000	2,314	731	676	1,407
IT expense	1,147	963	2,110	514	871	1,385
Other segment items (a)	4,013	4,410	8,423	1,647	3,708	5,355
Total segment operating income	$5,977	$853	$6,830	$3,928	$4,024	$7,952
Net investment income			1,221			1,037
Net realized gains			52			1,359
Net loss on equity investments			—			(3)
Gain on change in fair value of limited liability investment, at fair value			289			173
Interest expense			(4,000)			(3,480)
General and administrative expenses and other revenue not allocated to segments, net (b)			(9,048)			(7,116)
Amortization of intangible assets			(5,754)			(4,308)
Impairment of intangible assets			(468)			(1,841)
Gain on change in fair value of debt			1			(48)
Loss on extinguishment of debt			(236)			(160)
Loss from continuing operations before income tax (benefit) expense			(11,113)			(6,435)
Income tax (benefit) expense			(2,445)			209
Loss from continuing operations			(8,668)			(6,644)

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's limited liability investment, at fair value, subordinated debt, contingent consideration, seller phantom equity awards and redeemable noncontrolling interest are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The subordinated debt is categorized in Level 2 of the fair value hierarchy.

Contingent consideration - The consideration for the Company's acquisitions of Ravix, CSuite, Advanced Plumbing and Southside Plumbing includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue, net. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which resulted in the maximum of $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation included forecasted gross profit, gross profit volatility, discount rate and discount term.  During 2022 and 2023, Ravix made payments to the former owners totaling $1.1 million.  The remaining contingent liability of $3.4 million was due to be paid in October 2024.  Ravix made a payment of $0.7 million during the fourth quarter of 2024.  In accordance with the terms of the purchase agreement, any unpaid portion will bear interest at an annual rate of 6.0%.  In February 2025, the Ravix contingent consideration liability and related accrued interest was paid in full. At September 30, 2025 and  December 31, 2024, the unpaid contingent consideration liability due to the former owners of Ravix was zero and $2.7 million, respectively.  Accrued interest on the unpaid contingent consideration liability, which is included in accrued expenses and other liabilities in the consolidated balance sheet, was zero and less than $0.1 million at  September 30, 2025 and  December 31, 2024, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at September 30, 2025 and December 31, 2024 was zero.

•

The fair value of Advanced Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.5 million in total payments to the former owners of Advanced Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Advanced Plumbing contingent consideration liability at September 30, 2025 was $0.8 million.

•

The fair value of Southside's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.125 million in total payments to the former owners of Southside Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Southside Plumbing contingent consideration liability at September 30, 2025 was $0.2 million.

Seller phantom equity awards - In connection with the acquisition of Roundhouse, the Company granted phantom equity awards to the former owners.  The seller phantom equity awards are measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheet at  September 30, 2025.   The seller phantom equity awards liability is measured and reported at fair value at the date of grant and is revalued each reporting period.  Changes in the fair value of the seller phantom equity awards can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in Roundhouse performance. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue, net. The seller phantom equity awards liability is categorized in Level 3 of the fair value hierarchy.

Redeemable noncontrolling interest - Redeemable noncontrolling interest represents a 20% noncontrolling ownership in Southside Plumbing, which was acquired on August 14, 2025.  The 20% noncontrolling interest in Southside Plumbing includes a put option redemption right for the noncontrolling interest holder to require the Company to repurchase the 20% interest of the noncontrolling interest holder at fair value, on the fifth anniversary of the acquisition of Southside Plumbing, or August 14, 2030.  The redeemable noncontrolling interest was initially recorded at fair value at the date of issuance and is subsequently adjusted each reporting period to the greater of the carrying value or the redemption value of the redeemable noncontrolling interest. The redemption amounts have been estimated based on the fair value of the subsidiary, determined using discounted cash flow methods, which represents a level 3 fair value measurement.  See Note 17, "Redeemable Noncontrolling Interest," for further information regarding the process of determining the fair value of the redeemable noncontrolling interest at  September 30, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 are as follows.

(in thousands)	September 30, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$14,380	$—	$14,380	$—
States, municipalities and political subdivisions	1,764	—	1,764	—
Mortgage-backed	9,897	—	9,897	—
Asset-backed	1,224	—	1,224	—
Corporate	10,135	—	10,135	—
Total fixed maturities	37,400	—	37,400	—
Limited liability investment, at fair value	3,148	—	—	3,148
Total assets	$40,548	$—	$37,400	$3,148

Liabilities:
Subordinated debt	$13,889	$—	$13,889	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$18,197	$—	$13,889	$4,308

Redeemable noncontrolling interest	$925	$—	$—	$925

(in thousands)	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,354	$—	$13,354	$—
States municipalities and political subdivisions	2,775	—	2,775	—
Mortgage-backed	9,886	—	9,886	—
Asset-backed	1,326	—	1,326	—
Corporate	9,622	—	9,622	—
Total fixed maturities	36,963	—	36,963	—
Limited liability investment, at fair value	2,859	—	—	2,859
Total assets	$39,822	$—	$36,963	$2,859

Liabilities:
Subordinated debt	$13,409	$—	$13,409	$—
Contingent consideration	2,725	—	—	2,725
Total liabilities	$16,134	$—	$13,409	$2,725

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2025 and September 30, 2024:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Assets:
Limited liability investment, at fair value:
Beginning balance	$3,037	$2,908	$2,859	$3,496
Distributions received	(34)	(1,186)	(129)	(2,238)
Realized gains included in net loss	34	874	129	1,260
Change in fair value of limited liability investment, at fair value included in net loss	111	95	289	173
Ending balance	$3,148	$2,691	$3,148	$2,691
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net loss	$111	$95	$289	$173
Included in other comprehensive income	$—	$—	$—	$—
Ending balance - assets	$3,148	$2,691	$3,148	$2,691
Liabilities:
Contingent consideration:
Beginning balance	$—	$3,375	$2,725	$3,105
Issuance of contingent consideration in connection with acquisitions	980	—	980	—
Settlements of contingent consideration liabilities	—	—	(2,725)	—
Change in fair value of contingent consideration included in net loss	—	—	—	270
Ending balance	$980	$3,375	$980	$3,375
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net loss	$—	$—	$—	$270
Included in other comprehensive income	$—	$—	$—	$—
Seller phantom equity awards:
Beginning balance	$—	$—	$—	$—
Issuance of seller phantom equity awards in connection with acquisition	3,328	—	3,328	—
Ending balance	$3,328	$—	$3,328	$—
Ending balance - liabilities	$4,308	$3,375	$4,308	$3,375

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at September 30, 2025:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,148	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$980	Option-based income approach	Discount rate	14.0%-17.0%
			Risk-free rate	3.64%-3.67%
			Expected volatility	28.0%
Seller phantom equity awards	$3,328	Market approach	Internal rate of return	19.7%
Redeemable noncontrolling interest	$925	Market approach	Discount rate	20.0%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2025 and  September 30, 2024, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2025 and September 30, 2024. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and nine months ended September 30, 2025 and  September 30, 2024.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Bud's Plumbing on March 14, 2025 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Bud's Plumbing were determined to be Level 3 under the fair value hierarchy.

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

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Roundhouse on July 1, 2025 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Roundhouse were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$11,000	Multi-period excess earnings	Growth rate	9.0%
			Attrition rate	10.0%
			Discount rate	21.0%
Trade name	$1,220	Relief from royalty	Royalty rate	1.5%
			Discount rate	20.0%

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Advanced Plumbing on August 1, 2025 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Advanced Plumbing were determined to be Level 3 under the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$1,100	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	15.0%
			Discount rate	17.0%
Trade name	$1,600	Relief from royalty	Royalty rate	3.0%
			Discount rate	16.0%

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Southside Plumbing on August 14, 2025 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Southside Plumbing were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$1,000	Multi-period excess earnings	Growth rate	5.0%
			Attrition rate	20.0%
			Discount rate	15.0%
Trade name	$1,100	Relief from royalty	Royalty rate	3.0%
			Discount rate	14.0%

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Image Solutions on September 26, 2024 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Image Solutions were determined to be Level 3 under the fair value hierarchy.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  September 30, 2025 and December 31, 2024, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2025 and the year ended  December 31, 2024.

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

Seller Note Exchange for Common Stock

As part of the acquisition of Bud's Plumbing on March 14, 2025, the Company entered into a $1.25 million promissory note ("KPH Note"), with the seller of Bud's Plumbing to partially finance the acquisition of Bud's Plumbing. On  August 7, 2025, the balance of the KPH Note of approximately $1.2 million was repaid in full to the seller of Bud's Plumbing in exchange 82,738 shares of Kingsway common stock issued at $13.90 per share.  The seller is a current employee of Bud's Plumbing.

Seller Notes Payable

As part of the acquisition of Advanced Plumbing on August 1, 2025, the Company entered into a $0.5 million promissory note, which is recorded as note payable in the consolidated balance sheet (the "AAA Note"), with the seller of Advanced Plumbing to partially finance the acquisition of Advanced Plumbing.  The seller is a current employee of Advanced Plumbing.  The AAA Note matures on August 1, 2030, requires quarterly payments of principal and monthly payments of interest and has an annual fixed interest rate of 6.00%.

As part of the acquisition of Southside Plumbing on August 14, 2025, the Company entered into a $0.5 million promissory note, which is recorded as note payable in the consolidated balance sheet (the "Southside Note"), with the seller of Southside Plumbing to partially finance the acquisition of Southside Plumbing.  The seller is a current employee of Southside Plumbing.  The Southside Note matures on August 1, 2030, requires quarterly payments of principal and monthly payments of interest and has an annual fixed interest rate of 6.00%.

Amounts Payable to Employees

The Company had amounts payable to certain employees who are related parties, primarily representing reimbursable expenses totaling $0.4 million at  September 30, 2025. These employees include management personnel at AAA and Southside Plumbing.  All amounts are non-interest-bearing and are expected to be settled in cash within the normal course of business.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2025

Common Stock Private Placement

As further described in Note 18, "Shareholders' Equity", on June 24, 2025, the Company entered into a Purchase Agreement with certain third-parties for aggregate gross proceeds of $15.7 million, resulting from the sale of 1,336,264 shares of its Common Stock in a private placement transaction.  Blue Riband Fund LP invested $3.0 million in the Common Stock private placement transaction. Mirabella Financial Services LLP acts as the Investment Manager for Blue Riband Fund LP and is a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares.

Office Leases

Roundhouse leases its primary office space from an entity owned by the sellers of Roundhouse, one of which is also a current employee of Roundhouse. The lease commenced on July 1, 2025 and provides for monthly rent payments totaling $5.3 million over a term of 10 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the three months ended  September 30, 2025, total lease expense of $0.1 million was recognized related to this office lease.

Advanced Plumbing leases its primary office space from an entity owned by the seller of Advanced Plumbing, who is also a current employee of Advanced Plumbing.  The lease commenced on August 1, 2025 and provides for monthly rent payments totaling $0.7 million over a term of 7 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the three months ended  September 30, 2025, total lease expense of less than $0.1 million was recognized related to this office lease.

Southside Plumbing leases its primary office space from a current employee of Southside Plumbing.  The lease commenced on August 14, 2025 and provides for monthly rent payments totaling $0.5 million over a term of 7 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the three months ended   September 30, 2025, total lease expense of less than $0.1 million was recognized related to this office lease.

NOTE 23 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement (the "Settlement Agreement") with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2024, the Company made reimbursement payments to Aegis totaling $1.7 million in connection with the Settlement Agreement. During the three months ended  September 30, 2024, the Company made reimbursement payments to Aegis of $0.2 million ($0.7 million and $0.2 million for the nine months ended  September 30, 2025 and  September 30, 2024, respectively), in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025 and  September 30, 2024.

The Company's obligation to make reimbursement payments to Aegis terminated on June 30, 2025.

(b) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at September 30, 2025 and December 31, 2024, were on deposit with state regulatory authorities.

The Company also has restricted cash of $7.5 million and $7.6 million at September 30, 2025 and December 31, 2024, respectively. Included in restricted cash are:

•	$7.0 million and $6.8 million at September 30, 2025 and December 31, 2024, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at September 30, 2025 and December 31, 2024, on deposit with state regulatory authorities; and
•

$0.4 million and $0.7 million at September 30, 2025 and December 31, 2024, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

OVERVIEW

Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses and owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, profitable, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure. Kingsway conducts its business through two reportable segments: Kingsway Search Xcelerator and Extended Warranty.

Kingsway Search Xcelerator includes the following subsidiaries of the Company: CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Inc. ("DDI"), Image Solutions, LLC ("Image Solutions"), Roundhouse Electric & Equipment Co., Inc. ("Roundhouse"), M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing"), Advanced Plumbing & Drain, LLC (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") and Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing").  Throughout Management's Discussion and Analysis, the term the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

KINGSWAY FINANCIAL SERVICES INC.

Roundhouse provides industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin.

Kingsway Skilled Trades includes Bud's Plumbing, Advanced Plumbing and Southside Plumbing.  Kingsway Skilled Trades provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana (Bud's Plumbing), Cleveland, Ohio (Advanced Plumbing) and Omaha, Nebraska (Southside Plumbing).

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

KINGSWAY FINANCIAL SERVICES INC.

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

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2025 and September 30, 2024 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Segment operating income:
KSX	$2,185	$1,144	$1,041	$5,977	$3,928	$2,049
Extended Warranty	401	1,704	(1,303)	853	4,024	(3,171)
Total segment operating income	2,586	2,848	(262)	6,830	7,952	(1,122)
Net investment income	431	403	28	1,221	1,037	184
Net realized (losses) gains	(5)	958	(963)	52	1,359	(1,307)
Net loss on equity investments	—	—	—	—	(3)	3
Gain on change in fair value of limited liability investment, at fair value	111	95	16	289	173	116
Interest expense	(1,505)	(1,173)	(332)	(4,000)	(3,480)	(520)
General and administrative expenses and other revenue not allocated to segments, net	(3,329)	(3,290)	(39)	(9,048)	(7,116)	(1,932)
Amortization of intangible assets	(2,362)	(1,437)	(925)	(5,754)	(4,308)	(1,446)
Impairment of intangible assets	(249)	(640)	391	(468)	(1,841)	1,373
(Loss) gain on change in fair value of debt	(18)	81	(99)	1	(48)	49
Loss on extinguishment of debt	(121)	—	(121)	(236)	(160)	(76)
Loss from continuing operations before income tax (benefit) expense	(4,461)	(2,155)	(2,306)	(11,113)	(6,435)	(4,678)
Income tax (benefit) expense	(2,050)	21	(2,071)	(2,445)	209	(2,654)
Loss from continuing operations	(2,411)	(2,176)	(235)	(8,668)	(6,644)	(2,024)
Income from discontinued operations, net of taxes (a)	—	81	(81)	—	439	(439)
Loss on disposal of discontinued operations, net of taxes (a)	—	(216)	216	—	(620)	620
Net loss	$(2,411)	$(2,311)	$(100)	$(8,668)	$(6,825)	$(1,843)

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

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $19.0 million for the three months ended September 30, 2025 compared to $9.3 million for the three months ended September 30, 2024 (an increase to $43.9 million year to date compared to $28.1 million prior year to date).  Kingsway Search Xcelerator operating income was $2.2 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024 ($6.0 million year to date compared to $3.9 million prior year to date).   Revenue and operating income were primarily impacted by the following:

•

The inclusion of Image Solutions for the three and nine months ended September 30, 2025 following its acquisition effective September 26, 2024.  For the three months ended September 30, 2025, Image Solutions had revenue and operating income of $2.0 million and $0.6 million, respectively (revenue and operating income of $5.9 million and $1.5 million, respectively for the nine months ended September 30, 2025);

•

DDI operating income increased $0.2 million to $0.3 million for the three months ended September 30, 2025 (an increase of $0.3 million year to date to $0.9 million), primarily due to an increase in revenue, partially offset by higher cost of sales for the year to date;

•

CSuite operating income increased $0.1 million to $0.1 million for the three months ended September 30, 2025 (an increase of $0.3 million year to date to $0.3 million), due to a decrease in cost of sales and general and administrative expenses, partially offset by a decrease in revenue for the quarter (an increase in revenue for the year to date (primarily driven by interim assignments lasting longer) and less general and administrative expenses, partially offset by higher cost of sales);

•

Ravix operating income decreased $0.2 million to $0.5 million for the three months ended September 30, 2025 (a decrease of $0.7 million year to date to $1.9 million), due to decreased revenue (primarily due to loss of retained customers as they were acquired, as well as financially distressed customers spending less on Ravix services), partially offset by a decrease in costs of services sold and general and administrative expenses (year to date only);

•

SPI operating loss increased $0.2 million to less than $0.1 million for the three months ended September 30, 2025 (an increase in operating income of less than $0.1 million year to date to operating income of $0.3 million), primarily due to an decrease in revenue from new customer go-lives compared to prior periods, partially offset by lower cost of sales and general and administrative expenses for the quarter and year to date;

•

SNS operating loss increased $0.5 million to $0.4 million for the three months ended September 30, 2025 (an increase of $0.6 million year to date to $0.1 million), primarily a decrease in revenue for the quarter and bad debt expense of $0.3 million (higher cost of sales and general and administrative expenses, partially offset by an increase in revenue for the year to date (travel shifts are up 8% year to date, while per diem shifts are up 9% year to date);

•

Bud's Plumbing had revenue and operating loss of $1.7 million and less than $0.1 million, respectively, for the three months ended September 30, 2025 (revenue and operating income of $3.7 million and $0.2 million, respectively, for the period from the date of acquisition through September 30, 2025);

•	Roundhouse had revenue and operating income of $4.9 million and $1.2 million, respectively, for the three months ended September 30, 2025, following its acquisition on July 1, 2025;

•	Advanced Plumbing had revenue and operating income of $1.2 million and less than $0.1 million, respectively, for the period from the August 1, 2025 date of acquisition through September 30, 2025; and

•	Southside Plumbing had revenue and operating loss of $0.5 million and $0.1 million, respectively, for the period from the August 14, 2025 date of acquisition through September 30, 2025.

KINGSWAY FINANCIAL SERVICES INC.

Extended Warranty

The Extended Warranty service fee and commission revenue was $18.2 million for the three months ended September 30, 2025 compared with $17.8 million for the three months ended September 30, 2024 ($52.5 million year to date compared to $51.6 million prior year to date).  However, cash sales were up 14.6% over the prior year (9.2% year to date).

The Extended Warranty operating income was $0.4 million for the three months ended September 30, 2025 compared with  $1.7 million for the three months ended September 30, 2024 ( $0.9 million year to date compared to $4.0 million prior year to date).

Operating income was primarily impacted by the following:

•	A $1.0 million increase in loss at a combined Geminus and PWI to an operating loss of $0.7 million for the three months ended September 30, 2025 (an increase in loss of $2.4 million year to date to an operating loss of $1.4 million), due to:
•	For the quarter, revenue was up slightly and offset by higher claims, commissions and general and administrative expenses;
•	For the year to date, a decrease in revenue (cash sales up 8.0% year to date), higher commission expense and higher general and administrative expenses; partially offset by lower claims expense;
•	Note that year to date general and administrative expenses included $0.3 million of costs associated with severance and redundant salaries, as a new President & CEO was hired March 31, 2025 to run both Geminus and PWI

•

A $0.2 million decrease at IWS to operating income of $0.7 million for the three months ended September 30, 2025 (a decrease of $0.5 million year to date to operating income of $1.6 million), due to higher claims and general and administrative expenses, which essentially offset the benefits from increased revenue (cash sales up 12.3% year to date) for the quarter and year to date; and

•	A $0.1 million decrease at Trinity to operating income of $0.4 million for the three months ended September 30, 2025 (a decrease of $0.3 million year to date to operating income of $0.7 million), due to higher cost of sales, commission and general and administrative expenses, which essentially offset the benefits from increased revenue for the quarter and year to date.

Net Investment Income

Net investment income was $0.4 million in the third quarter of 2025 compared to $0.4 million in the third quarter of 2024 ($1.2 million year to date compared to $1.0 million prior year to date).  The increase in investment income for the nine months ended September 30, 2025 primarily relates to an increase in investment income from fixed maturities and less loss related to limited liability investments, which are accounted for using the equity method.

Net Realized (Losses) Gains

Net realized losses were less than $0.1 million in the third quarter of 2025 compared to net realized gains of $1.0 million in the third quarter of 2024 (net realized gains of $0.1 million year to date compared to $1.4 million prior year to date).  The net realized gains for the three and nine months ended September 30, 2024 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and a net realized gain related to the sale of one of the private company investments.

Interest Expense

Interest expense for the third quarter of 2025 was $1.5 million compared to $1.2 million in the third quarter of 2024 ($4.0 million year to date compared to $3.5 million prior year to date).  Interest expense was impacted by the following for the three and nine months ended September 30, 2025:

•

An increase of $0.2 million for the three and nine months ended September 30, 2025 related to the Roundhouse Loan, which was effective July 1, 2025 and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0% (current rate of  7.63%);

•

An increase of $0.1 million for the three months ended September 30, 2025 related to the Image Solutions Loan (increase of $0.4 million year to date), which was effective September 26, 2024 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25% (current rate of 7.75%);

•	An increase of $0.1 million for the three and nine months ended September 30, 2025 related to the KPH Loan, which was effective August 14, 2025 and has an annual fixed interest rate of 7.5%;

KINGSWAY FINANCIAL SERVICES INC.

•

A decrease of less than $0.1 million for the three months ended September 30, 2025 related to the 2020 KWH Loan (increase of $0.1 million year to date).  During 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances. During the third and fourth quarters of 2024, KWH borrowed $6.0 million under the KWH DDTL and $1.0 million under the KWH Revolver. These events resulted in higher interest expense related to the KWH Loan for the nine months ended September 30, 2025 compared to the same period in 2024;

•	A decrease of less than $0.1 million for the three months ended September 30, 2025 (decrease of $0.1 million year to date) related to the 2021, 2022 and 2025 Ravix Loans. During the first quarter of 2025, Ravix entered into an amendment to the 2021 Ravix Loan whereby Ravix borrowed $9.1 million and used the proceeds to repay the existing loan balances. This resulted in lower overall interest expense related to the Ravix Loans for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The amended loan has an annual interest rate equal to the Prime Rate plus 0.5% (current rate of 7.75%);

•

A decrease of less than $0.1 million for the three months ended September 30, 2025 (decrease of $0.1 million year to date) on the Company’s subordinated debt.  The Company's subordinated debt bears interest at the rate of CME Term SOFR, plus a spread of 4.20%;

•	A decrease of less than $0.1 million for the three months ended September 30, 2025 (decrease of $0.1 million year to date) related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 7.75%); and

•

A decrease of less than $0.1 million for the three months ended September 30, 2025 (decrease of $0.1 million year to date) related to the DDI Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 7.75%).

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

General and Administrative Expenses and Other Revenue and Expenses not Allocated to Segments, Net

General and administrative expenses and other revenue not allocated to segments was a net expense of $3.3 million in the third quarter of 2025 compared to $3.3 million in the third quarter of 2024 ($9.0 million year to date compared to $7.1 million prior year to date). Included are primarily expenses associated with our corporate holding company, expenses associated with our Operator-in-Residence who search for our next acquisition, as well as revenue and expenses associated with our various other investments that are accounted for on a consolidated basis.

The increase in net expense for the nine months ended September 30, 2025 is primarily attributable to reimbursement payments made to Aegis in connection with the Settlement Agreement and higher acquisition, search and compensation related expenses, partially offset by zero expense related to the Ravix contingent consideration liability during the nine months ended September 30, 2025 compared to the same period in 2024.

See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details related to the Aegis Settlement Agreement.

Amortization of Intangible Assets

Amortization of intangible assets was $2.4 million in the third quarter of 2025 compared to $1.4 million in the third quarter of 2024 ($5.8 million year to date compared to $4.3 million prior year to date).  The increase is primarily due to the inclusion of Image Solutions (acquired September 26, 2024) and Roundhouse, Advanced Plumbing and Southside Plumbing (acquired in the third quarter of 2025) for the three and nine months ended September 30, 2025, partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of Intangible Assets

Impairment of intangible assets was $0.2 million in the third quarter of 2025 compared to $0.6 million in the third quarter of 2024 ($0.5 million year to date compared to $1.8 million prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At each quarter end of the first through third quarters of 2025 and 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $0.2 million during the third quarter of 2025 ($0.5 million year to date) related to the CSuite and Ravix indefinite-lived trade names; and an impairment charge of $0.6 million during the third quarter of 2024 related to the CSuite and Ravix indefinite-lived trade names ($1.8 million prior year to date, related to the SNS, CSuite and Ravix indefinite-lived trade names). The reductions in value are primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion

KINGSWAY FINANCIAL SERVICES INC.

Loss on Extinguishment of Debt

During the third quarter of 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock. See Note 18 "Shareholders' Equity for further discussion of the exchange.  The settlement of the KPH Note by issuing the Company's common shares is accounted for as a debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of $0.1 million is recorded as loss on extinguishment of debt on the unaudited consolidated statement of operations for the three and nine months ended September 30, 2025.  During the first quarter of 2025, there was a modification to the 2021 Ravix Loan.  Loss on extinguishment of debt for the nine months ended September 30, 2025 includes $0.1 million relates to the write-down of the unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date, since the original debt was fully repaid as part of the modification.

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

Income Tax (Benefit) Expense

Income tax benefit for the third quarter of 2025 was $2.1 million compared to an expense of less than $0.1 million in the third quarter of 2024 (benefit of $2.4 million year to date compared to an expense of $0.2 million prior year to date). For the three and nine months ended September 30, 2025, the Company reported a tax benefit primarily due to the partial release of its valuation allowance related to deferred tax liabilities from corporate acquisitions. For the three and nine months ended September 30, 2024, the Company reported income tax expense primarily due to state tax expense. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2025 and September 30, 2024.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2024 Annual Report for an overview of how we account for our various investments.

At September 30, 2025, we held cash and cash equivalents, restricted cash and investments with a carrying value of $58.8 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2025	% of Total	December 31, 2024	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	14,380	24.5%	13,354	24.5%
States, municipalities and political subdivisions	1,764	3.0%	2,775	5.1%
Mortgage-backed	9,897	16.8%	9,886	18.1%
Asset-backed	1,224	2.1%	1,326	2.4%
Corporate	10,135	17.2%	9,622	17.7%
Total fixed maturities	37,400	63.6%	36,963	67.9%
Limited liability investments	649	1.1%	650	1.2%
Limited liability investment, at fair value	3,148	5.4%	2,859	5.2%
Investments in private companies	575	1.0%	696	1.3%
Short-term investments	174	0.3%	169	0.3%
Total investments	41,946	71.4%	41,337	75.9%
Cash and cash equivalents	9,291	15.8%	5,493	10.1%
Restricted cash	7,538	12.8%	7,643	14.0%
Total	58,775	100.0%	54,473	100.0%

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

There were no impairment losses recorded related to investments during the three and nine months ended September 30, 2025 and September 30, 2024.

At September 30, 2025 and December 31, 2024, the gross unrealized losses for fixed maturities amounted to $0.6 million and $1.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company's debt instruments at September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025		December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
2021 Ravix Loan	$—	$—	$2,288	$2,288
2022 Ravix Loan	—	—	4,300	4,182
2022 Ravix Revolver	500	500	500	500
2025 Ravix Loan	8,593	8,561	—	—
SNS Term Loan	2,867	2,816	3,842	3,779
SNS Revolver	1,000	1,000	450	450
DDI Term Loan	4,667	4,621	5,507	5,452
DDI Revolver	23	23	—	—
Image Solutions Loan	6,975	6,838	7,556	7,399
Roundhouse Term Loan	10,817	10,640	—	—
KPH Term Loan	3,750	3,584	—	—
2024 KWH Term Loan	11,397	11,326	13,313	13,228
2024 KWH DDTL	4,894	4,894	5,850	5,850
KWH Revolver	1,000	1,000	1,000	1,000
Total bank loans	56,483	55,803	44,606	44,128
Notes payable:
Ravix Note	188	188	—	—
AAA Note	500	422	—	—
Southside Note	500	422	—	—
Total notes payable	1,188	1,032	—	—
Subordinated debt	15,000	13,889	15,000	13,409
Total	$72,671	$70,724	$59,606	$57,537

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the nine months ended September 30, 2025 are further described below.

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

The 2025 Ravix Loan was not deemed to be substantially different as a result of the fourth amendment; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the second amended 2021 Ravix Loan.  The unamortized debt discount and issuance costs from the 2022 Ravix Loan at the modification date of $0.1 million were recorded as loss on extinguishment of debt during the nine months ended September 30, 2025 since the original debt related the 2021 Ravix Loan and 2022 Ravix Loan were fully repaid as part of the modification.

During the nine months ended September 30, 2025, the Company borrowed $0.6 million under the SNS Revolver.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At each quarter end beginning March 31, 2024 through September 30, 2025, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended September 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

KINGSWAY FINANCIAL SERVICES INC.

During the nine months ended September 30, 2025, the Company borrowed $0.1 million and made principal repayments of less than $0.1 million under the DDI Revolver.

The DDI Loan contains a number of covenants, including, but not limited to, a senior leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the DDI Loan that, among other things, restrict DDI’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  As of September 30, 2025, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio.  The Company has entered into an amendment to the DDI Loan that waives the event of default for the fiscal quarter ended September 30, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

On June 15, 2025, the Company's subsidiaries, SPI and Vertical Market Solutions LLC, together established a $0.3 million revolver with a bank (the "SPI Revolver"). The SPI Revolver has an annual interest rate equal to the Prime Rate.   The SPI Revolver matures on July 15, 2026.  At September 30, 2025, the balance of the SPI Revolver was zero.

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse. The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate plus 3.3%, or 5.0%.  The term loan and revolver mature on July 1, 2035.  At September 30, 2025, the balance of the revolver was zero.

In 2025, the Company formed Kingsway Plumbing Holdco LLC ("KPH"), whose subsidiaries include Bud's Plumbing, Advanced Plumbing and Southside Plumbing. As part of the acquisition of Southside Plumbing on August 14, 2025, KPH and its subsidiaries borrowed from a bank a principal amount of $3.75 million in the form of a term loan, and established a $0.5 million revolver.  The KPH term loan requires monthly payments of interest and has an annual fixed interest rate of 7.5%.  Monthly principal payments on the KPH term loan begin September 14, 2026.  The term loan matures on August 14, 2032.  At September 30, 2025, the balance of the revolver was zero.

Notes Payable

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.25 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note required monthly payments of principal and interest and had an annual fixed interest rate of 6.00%.  The KPH Note was due to mature on April 1, 2030; however on August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 18, "Shareholders' Equity" for further discussion of the exchange.  The settlement of the KPH Note by issuing the Company's common shares is accounted for as a debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the KPH Note at the date of the exchange of $0.1 million is recorded as loss on extinguishment of debt in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2025.

As part of the acquisition of certain assets from The HR Team, Inc. on August 1, 2025, Ravix borrowed from the seller a principal amount of $0.2 million in the form of a promissory note, to partially finance the acquisition of assets (the "Ravix Note"). The Ravix Note requires quarterly payments of principal and interest beginning October 1, 2025 and has an annual fixed interest rate of 8.00%.  The Ravix Note matures on August 1, 2027.

As part of the acquisition of Advanced Plumbing on August 1, 2025, Advanced Plumbing borrowed from the seller of Advanced Plumbing a principal amount of $0.5 million in the form of a promissory note, to partially finance the acquisition of Advanced Plumbing (the "AAA Note").  The AAA Note, which is recorded as notes payable in the consolidated balance sheet at September 30, 2025, was recorded at its estimated fair value of $0.4 million, which included the unpaid principal amount of $0.5 million as of the date of acquisition less a discount of $0.1 million.  The AAA Note requires quarterly payments of principal and interest beginning November 1, 2025 and has an annual fixed interest rate of 6.00%.  The AAA Note matures on August 1, 2030.

As part of the acquisition of Southside Plumbing on March 14, 2025, Southside Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Southside Plumbing a principal amount of $0.5 million in the form of a promissory note, to partially finance the acquisition of Southside Plumbing (the "Southside Note").  The Southside Note, which is recorded as note payable in the consolidated balance sheet at September 30, 2025, was recorded at its estimated fair value of $0.4 million, which included the unpaid principal amount of $0.5 million as of the date of acquisition less a discount of $0.1 million.  The Southside Note requires quarterly payments of principal and interest beginning November 1, 2025 and has an annual fixed interest rate of 6.00%.  The Southside Note matures on August 1, 2030.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At September 30, 2025, the carrying value of the subordinated debt is $13.9 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

The Company's Kingsway Search Xcelerator and Extended Warranty subsidiaries fund their obligations primarily through service fee and commission revenue.

Cash Flows from Continuing Operations

During the nine months ended September 30, 2025, the Company reported less than $0.1 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments, partially offset by cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity.  During the nine months ended September 30, 2024, the Company reported $0.7 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the nine months ended September 30, 2025, the net cash used in investing activities from continuing operations was $29.9 million. This use of cash is primarily attributed to the acquisitions of Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing, net of cash acquired.  During the nine months ended September 30, 2024, the net cash used in investing activities from continuing operations was $16.4 million. This use of cash is primarily attributed to the acquisition of Image Solutions, net of cash acquired and purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities, distributions received by Argo Holdings from three of its underlying limited liability investment companies, proceeds from the sale of a private company investment and proceeds from the sale of VA Lafayette.

During the nine months ended September 30, 2025, the net cash provided by financing activities from continuing operations was $33.6 million. This source of cash was primarily attributed to net proceeds from the issuance of common stock of $15.6 million, principal proceeds from bank loans of $24.1 million and proceeds from the issuance of Class C and Class D preferred stock of $6.0 and $2.0 million, respectively, partially offset by principal repayment on bank loans of $12.6 million, cash paid to settle the Ravix contingent liability of $0.4 million, payment of preferred stock dividends of $0.7 million and cash paid for repurchases of common stock of $0.3 million.  During the nine months ended September 30, 2024, the net cash provided by financing activities from continuing operations was $13.3 million.  This source of cash was primarily attributed to principal proceeds from bank loans of $33.7 million and proceeds from the issuance of Class B preferred stock of $8.3 million, partially offset by principal repayment on bank loans of $20.0 million, taxes paid related to net share settlements of restricted stock awards of $2.2 million, cash paid for repurchases of common stock of $2.5 million, cash paid to acquire the IWS noncontrolling interest of $2.5 million and distributions to noncontrolling interest holders of $1.4 million.

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

KINGSWAY FINANCIAL SERVICES INC.

The amount of excess cash flow the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.3 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $9.3 million and $5.5 million reported at September 30, 2025 and December 31, 2024, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation, the Company’s management has concluded that, as of September 30, 2025, our internal control over financial reporting were effective based on the COSO framework.

Changes in Internal Control over Financial Reporting

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of Bud's Plumbing. On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse. On August 1, 2025, the Company acquired 100% of the outstanding membership interests of Advanced Plumbing. On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Southside Plumbing.  Since the date of these acquisitions, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing have been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2025, and ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1	Stock Purchase Agreement, dated July 1, 2025, by and among Longhorns Acquisition LLC, Armando Gonzales and Lee Hudson (included as Exhibit 10.1 to the form 8-K, filed July 7, 2025, and incorporated herein by reference).

10.2	Credit Agreement, dated July 1, 2025, by and between Roundhouse Electric & Equipment Co., Inc., Longhorns Acquisition LLC and Main Street Bank. (included as Exhibit 10.2 to the Form 8-K, filed July 7, 2025, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 6, 2025	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 6, 2025	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)