Form 10-K
period 2025-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2026-03-12
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $217,756,671 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of March 12, 2026 was 28,946,664.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2025.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements

This 2025 Annual Report on Form 10-K (the "2025 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

For a discussion of some of the factors that could cause actual results to differ, see Item 1A, "Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2025 Annual Report.

Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2025 Annual Report.

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

Kingsway is a holding company with operating subsidiaries located in the United States and is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses. The Company owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure.

The Company owns or controls subsidiaries primarily in the business services and extended warranty industries. Kingsway conducts its business through two reportable segments - Kingsway Search Xcelerator and Extended Warranty - that conduct their business and distribute their products and services primarily in the United States.

Financial information about Kingsway's reportable business segments for the years ended December 31, 2025 and December 31, 2024 is contained in the following sections of this 2025 Annual Report: (i) Note 22, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.

All of the dollar amounts in this 2025 Annual Report are expressed in U.S. dollars.

GENERAL DEVELOPMENT OF BUSINESS

Acquisition of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing"). Bud's Plumbing, based in Evansville, Indiana, is a provider of various plumbing installation, service and repair services to residential and commercial customers.  Bud's Plumbing is included in the Kingsway Search Xcelerator segment.

The Company acquired Bud's Plumbing for aggregate consideration consisting of cash and a seller note, of approximately $5.0 million, less certain escrowed amounts for purposes of indemnification claims. The closing purchase price was paid with cash on hand. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

Acquisition of Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse"). Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. Roundhouse is included in the Kingsway Search Xcelerator segment.

The Company acquired Roundhouse for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $22.7 million, less certain escrowed amounts for purposes of indemnification claims. Further information is containe d in Note 4 , "Acquisitions ," to the Consolidated Financial Statements.

The closing purchase price was financed with a combination of debt financing provided by Mainstreet Bank and cash on hand. Longhorns Acquisition LLC and Roundhouse, subsidiaries of Kingsway, borrowed a total of $11.0 million, in the form of a term loan, and established a $0.5 million revolver that was undrawn at close. The Roundhouse term loan requires monthly payments of principal and interest and has a variable interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%. The Roundhouse term loan and revolver mature on July 1, 2035.

Acquisition of AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain)

On August 1, 2025, the Company (through its newly formed subsidiary, Advanced Plumbing & Drain LLC) acquired substantially all of the assets and certain specified liabilities of AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing").  Advanced Plumbing, based in Cleveland, Ohio, is a provider of various plumbing installation, service and repair services to residential and commercial customers. Advanced Plumbing is included in the Kingsway Search Xcelerator segment.

The Company acquired Advanced Plumbing for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $3.7 million, less certain escrowed amounts for purposes of indemnification claims. The closing purchase price was paid with cash on hand. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

Acquisition of Efficient Plumbing, LLC (d/b/a Southside Plumbing)

On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing"). Southside Plumbing, based in Omaha, Nebraska, is a provider of various plumbing installation, service and repair services to residential and commercial customers. Southside Plumbing is included in the Kingsway Search Xcelerator segment.

KINGSWAY FINANCIAL SERVICES INC.

The Company acquired Southside Plumbing for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $4.6 million, less certain escrowed amounts for purposes of indemnification claims.  Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

The closing purchase price was financed with a combination of debt financing provided by Newburyport Bank and cash on hand. Kingsway Plumbing Holdco LLC ("KPH"), a subsidiary of Kingsway, and its subsidiaries, Bud's Plumbing, Advanced Plumbing and Southside Plumbing, borrowed a total of $3.75 million, in the form of a term loan, and established a $0.5 million revolver that was undrawn at close. The KPH term loan requires monthly payments of interest, has an annual fixed interest rate of 7.5% and matures on August 14, 2032. Monthly principal payments on the KPH term loan begin September 14, 2026.   The revolver matures on August 14, 2026.

Private Placements

During 2025, the Company closed on two separate private placements to accredited investors for aggregate proceeds totaling $8.0 million, resulting from the sale and issuance of 320,000 shares of redeemable preferred stock with a par value $0.01 per share for a purchase price of $25.00 per share, including 240,000 shares of a newly created class of preferred stock designated Class C Preferred Stock, for aggregate proceeds of $6.0 million and 80,000 shares of a newly created class of preferred stock designated Class D Preferred Stock, for aggregate proceeds of $2.0 million. Each share of redeemable preferred stock is convertible into 2.6316 common shares at any time at the option of the holder.  Further information is contained in Note 18, " Redeemable Preferred Stock," to the Consolidated Financial Statements.

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

●	Advanced Plumbing & Drain, LLC (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing")
●	CSuite Financial Partners, LLC ("CSuite")
●	Digital Diagnostics, Inc. ("DDI")
●	Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing")
●	Image Solutions, LLC ("Image Solutions")
●	M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing")
●	Ravix Group, Inc. ("Ravix")
●	Roundhouse Electric & Equipment Co., Inc. ("Roundhouse")
●	Secure Nursing Service Inc. ("SNS")
●	Systems Products International, Inc. ("SPI")

Kingsway Search Xcelerator's revenue is derived from the provision of various services and equipment sales.

Business Services

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project, fractional, and interim staffing of senior finance professionals, CFO mentoring, board advisory services, and executive search services for permanent placements for its clients throughout the United States.

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

KINGSWAY FINANCIAL SERVICES INC.

Healthcare Staffing and Monitoring Services

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for general acute care, long-term acute care ("LTAC") and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring allows hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 15 years and currently has a presence in 42 states and Puerto Rico.  DDI offers its services as follows:

●	General Acute Care and LTAC Hospitals. DDI connects to the hospital’s existing installed telemetry system and outsources the telemetry department for the hospital 24/7.
●	Inpatient Rehabilitation Hospitals. DDI provides mobile monitors to the hospital which automatically connect to the hospital’s WiFi, and then conducts 24/7 monitoring for patients requiring the service. This allows inpatient rehabilitation hospitals to keep the patient on-site, reducing ambulatory costs and improving continuity of care.

Vertical Market Software

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties globally.

Electric Motor Solutions

Roundhouse is a provider of industrial-scale electric motor solutions, including field maintenance, in-shop repair, testing, and new motor sales. The Company's primary customers are midstream natural gas pipeline operators and utilities across the Permian Basin.

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

Business Services

CSuite and Ravix actively market their services via sponsorships of industry events and conferences targeted at private equity and venture capital. Ravix and CSuite receives most of their new business as a result of business networking activities, referrals from service providers and former clients.

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

Healthcare Staffing and Monitoring Services

SNS primarily relies on word-of-mouth to recruit nurses to help meet the demands of the hospitals, and SNS actively markets its services through third-party lead generation channels to better meet the hospitals’ clinician demand.

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

Electric Motor Solutions

Roundhouse has primarily grown through word-of-mouth referrals, but also actively markets its services through traditional channels, including email marketing and sales calls.

Kingsway Skilled Trades

Kingsway Skilled Trades actively markets its services via online and traditional advertising channels.

KINGSWAY FINANCIAL SERVICES INC.

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

The Company currently has three full-time Searchers as of December 31, 2025.  The Company intends to maintain this level – and potentially expand it – as business opportunities permit.

EXTENDED WARRANTY SEGMENT

Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):

●	IWS Acquisition Corporation ("IWS")
●	Geminus Holding Company, Inc. ("Geminus")
●	PWI Holdings, Inc. ("PWI")
●	Trinity Warranty Solutions LLC ("Trinity")

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unio ns in 28  states and the District of Columbia to their members, with customers in all fifty states .

Geminus primarily sells and administers vehicle service agreements to used car buyers across the United States, mainly through its subsidiary, The Penn Warranty Corporation ("Penn"). Penn distributes these products in 46 states via independent used car dealerships and franchised car dealerships. The business models are supported by an internal sales and operations team.

PWI markets, sells and administers vehicle service agreements to used car buyers in  47 states via independent used car and franchise networks of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team.

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
●

Geminus goes to market through its subsidiary, Penn. Penn serves as the administrator on all contracts they originate and its VSAs range from three months to ninety-six months and/or 3,000 miles to 250,000 miles. Penn offers a limited product line of vehicle service agreements with unlimited miles offerings that have an average term of twelve to twenty-four months.

●

PWI serves as the contract administrator and originator in all states in which it operates. Across the states in which it operates, PWI has an extensive menu of VSAs with terms starting at three months to ninety-six months and mileage bands up to 250,000 miles. Products range from basic Powertrain to the Exclusionary product ("Premier").  The average term of a VSA is twenty-four to thirty-six months.

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

Automotive

IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its product s in 28  states and the District of Columbia.

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

Geminus goes to market through its subsidiary, Penn, who markets its products primarily through independent automotive dealerships and franchise automotive dealerships. Penn enters into dealer wholesale agreements that allow the dealer to resell Penn vehicle service agreements at a retail rate that varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn distributes and markets its products in 46 states.

Penn focuses exclusively on the automotive finance market with its core VSA related product offerings, while much of its competition is employee based or agent centric.  Penn operates within a highly competitive environment where product pricing and options are important. Many of its competitors have a comprehensive menu of products and services available to offer the independent and franchise dealers. Penn's typical competitor’s approach to market is by working through employees or agents with a variety of different product offerings. Penn solely focuses on the suite of VSA products it offers, which allows the proper attention required for healthy profitability and risk management.

PWI markets, sells and administers VSAs to used car buyers in  47 states, primarily through a network of approved automobile dealer partners. PWI enters into an agreement with dealer partners that permits dealers to legally sell PWI products to its customers. The distribution of PWI VSAs is supported by an internal sales team geographically located around the country and in close proximity to its dealer partners.

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

KINGSWAY FINANCIAL SERVICES INC.

PRICING AND PRODUCT MANAGEMENT

Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in Kingsway Search Xcelerator and Extended Warranty. For the Kingsway Search Xcelerator companies, reviews of billing rates and product prices are performed regularly, and rates can be adjusted to reflect prevailing marketing expectations. In Extended Warranty, teams typically comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups within the individual operating subsidiaries track loss performance monthly to alert the operating subsidiaries' management teams to the potential need to adjust forms or rates.

INVESTMENTS

The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks:

●	The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations.
●	Limited liability investments are generally overseen by corporate.
●	Limited liability investment, at fair value and investments in private companies are generally overseen by corporate, who engages third-party managers for certain holdings.

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

Kingsway Search Xcelerator

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

HUMAN CAPITAL MANAGEMENT

At December 31, 2025, the Company employed 607 personnel supporting its operations, consisting of approximately 569 full-time employees and 38 part-time employees. At December 31, 2025, 29 of our employees were represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2025 Annual Report and to consult any further disclosures Kingsway makes in its filings with the SEC.

KINGSWAY FINANCIAL SERVICES INC.

FINANCIAL RISK

We have outstanding recourse debt and acquisition financing, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2025, we had $15.0 million principal value of outstanding recourse subordinated debt in the form of trust preferred securities, with a redemption date of May 2033.

Additionally, we incurred indebtedness in connection with our acquisitions of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI") on December 1, 2020, Ravix Financial, Inc. ("Ravix") on October 1, 2021, CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, Secure Nursing Service Inc. ("SNS") on November 18, 2022, Digital Diagnostics Inc. ("DDI") on October 26, 2023, Image Solutions, LLC ("Image Solutions") on September 26, 2024, Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") on July 1, 2025 and Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing") on August 14, 2025.  As of December 31, 2025, we have $55.7 million principal value of such acquisition financing outstanding; however, such acquisition financing is non-recourse to other Kingsway entities.

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

Our outstanding recourse subordinate debt as of December 31, 2025 of $15.0 million principal value bears interest directly related to CME Term SOFR and $51.9 million of our outstanding acquisition financing related to the acquisitions of PWI, Ravix, CSuite, SNS, DDI, Image Solutions and Roundhouse bears interest directly related to either SOFR or the Prime Rate. As a result, increases in CME Term SOFR, SOFR and the Prime Rate would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in CME Term SOFR, SOFR or the Prime Rate would result in an approximately $0.6 million increase in our annual interest expense.

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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2025, our investments included $36.8 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss.

As of December 31, 2025, our investments also included $0.6 million of limited liability investments, $3.5 million of limited liability investment, at fair value and $0.6 million of investments in private companies, at adjusted cost. These investments are less liquid than fixed maturities. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.

KINGSWAY FINANCIAL SERVICES INC.

Our business, financial condition and results of operations could be materially and adversely affected by public health crises and changes in international and national economic and industry conditions.

Public health crises, epidemics and pandemics, including a pandemic similar in nature to COVID-19 that created significant disruption and uncertainty in the global economy, negatively impacted our business and results of operations and financial condition, and may lead to adverse United States domestic and global macroeconomic effects.  These effects may include adverse impacts on various industries' supply chains and automobile sales, consumer demand for our products and services, and our ability to access capital, and may otherwise adversely impact the operation of our businesses, cause substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and/or other means. As such, these effects, individually or in the aggregate, may adversely impact our businesses, financial condition, operating results and cash flows, and such adverse impacts may be material.

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

A severe or prolonged economic weakness and uncertainty, both in the U.S. and worldwide, could lead to instability in the global credit markets, including heightened credit risk, reduced valuation of investments and decreased economic activity. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. These market conditions may affect the Company's ability to access debt and equity capital markets.  Additionally, certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements which could expose us to damages or otherwise adversely impact our business, financial condition, operating results or cash flows.

Worldwide armed conflicts and the related implications may negatively impact our operations.

Current conflicts around the world, including in Ukraine and in the Middle East, and related sanctions have damaged and disrupted, and could continue to damage or disrupt, international commerce and the global economy.  For example, Russia’s ongoing invasion and military attacks on Ukraine have triggered significant economic and trade sanctions, export controls, and other restrictions targeting Russia and Belarus.  Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time or if serious conflict arises elsewhere, or if other countries, including the U.S., become further involved in the conflict and any other military conflicts, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.  Given the evolving nature of these conflicts, the related sanctions, potential governmental actions and economic impact, such potential effects remain uncertain.

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.

Beginning in our fiscal year 2025, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions have been imposed with selective tariff exemptions impacting global trade. Current or future tariffs or other restrictive trade measures may adversely impact both our product and services and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations.

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

Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $628.0 million as of December 31, 2025. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow.  There can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

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

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share, without stockholder approval and on terms established by our board of directors.  We have outstanding shares of Class B Preferred Stock, Class C Preferred Stock and Class D Preferred Stock which will have, and we may issue additional shares of preferred stock in the future which have, rights and preferences that are senior to the rights of our common stock.

COMPLIANCE RISK

If we fail to comply with insurance, securities or other applicable laws or regulatory requirements, our business, results of operations, financial condition or cash flow could be adversely affected.

We are subject to numerous laws and regulations, including those applicable to us as a publicly traded holding company listed on the New York Stock Exchange. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators.

Any failure to comply with applicable laws or regulations or the mandates of applicable regulators could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations (or the interpretation or application thereof, including changes to applicable case law and legal precedent) could materially adversely affect our business, results of operations or financial condition. It is not possible to predict the future effect of changing federal, state and provincial law or regulation (or the interpretation or application thereof) on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations. Further, as new laws, regulations, treaties, executive orders, directives, enforcement priorities and similar initiatives and programs are adopted and implemented, we are required to comply or potentially face market access limitations or restrictions on our products entering certain jurisdictions or our ability to provide services within certain jurisdictions, sanctions or other penalties.

Additionally, the rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging laws and regulations may require us to develop AI-specific governance programs, which could entail significant costs or limit our ability to incorporate certain AI capabilities into our products and services.  There is also uncertainty in the legal and regulatory landscape for artificial intelligence technologies and any laws, regulations, or industry standards adopted in response to the emergence of artificial intelligence technologies may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully deploy artificial intelligence technologies efficiently and effectively.

KINGSWAY FINANCIAL SERVICES INC.

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

Over the past several years, we have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team, selling Mendota and CMC and acquiring various companies with the objective of focusing on our Kingsway Search Xcelerator and Extended Warranty segments, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.

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

KINGSWAY FINANCIAL SERVICES INC.

Revenue and growth of certain of our business lines depend on sustained customer retention and repeat work; the loss of key customers or reduced repeat business could harm results.

While many of our businesses have historically experienced strong customer retention and integration into client workflows, including Roundhouse and our plumbing subsidiaries, performance depends on continuing to win repeat work and renew service activity across their customer bases. Adverse changes in customer preferences, increased competition, customer consolidation, or dissatisfaction with service quality, turnaround time, or response times could cause customers to reduce spending or switch to competitors. Because many services are mission-critical and time-sensitive, service failures, delays, safety incidents, or performance issues could lead to the loss of customers and reputational harm.

Roundhouse faces regional and industry-specific risks given concentration in the Permian Basin and customer segment of midstream natural gas pipeline operators and utilities.

Roundhouse’s revenues and operating results may be affected by regional economic conditions, customer capital spending, and operational activity levels in the Permian Basin and related energy and utility markets. Any reduction in natural gas infrastructure spending, pipeline maintenance activity, or other adverse developments affecting Roundhouse’s customer base could materially and adversely affect Roundhouse’s revenue, profitability, and cash flows.

Roundhouse’s business includes equipment sales that may be subject to supply chain constraints, delivery delays, and pricing pressures.

Roundhouse sells new electric motors, often ordered to customer specifications, and may provide installation. Equipment sales may be impacted by supplier lead times, availability of components, transportation constraints, and vendor pricing changes. Delays in sourcing or delivering motors or other electrical equipment could delay customer projects and revenue recognition, while cost inflation or inability to pass through price increases could pressure margins. Supply disruptions could also impair Roundhouse’s ability to meet customer expectations and maintain customer relationships.

Roundhouse faces inherent health, safety, and operational risks associated with providing mission-critical field services at customer sites.

Roundhouse performs on-site services such as preventative maintenance, infrared scans, VLF cable testing, and vibration analysis, as well as installation services. Field work and industrial service environments inherently carry risks of employee injury, property damage, service interruption, and other incidents. Accidents or safety incidents—whether caused by Roundhouse, customers, subcontractors, or third parties—could result in litigation, higher insurance costs, reputational damage, operational disruptions, and regulatory scrutiny, any of which could materially adversely affect results.

Certain of our business operations rely on the availability of skilled labor and effective execution in field services and shop repair; labor shortages, wage inflation, or operational disruptions could reduce margins and impair service levels.

Roundhouse’s business includes field maintenance and testing and in-shop motor repair activities, and our plumbing subsidiaries’ business includes installation and repair services, both of which require specialized technical skills and rapid response.  The ability to recruit, train, and retain qualified technicians and other personnel is critical to operating performance. A constrained labor market, increasing wage rates, higher employee turnover, or an inability to maintain adequate staffing levels could lead to longer turnaround times, reduced service quality, missed deadlines, or the inability to accept additional work, each of which could materially adversely affect our financial performance.

Our skilled trades operations involve inherent safety risks that could result in worker injuries, property damage, regulatory liabilities and increased operating costs.

The services provided by certain of our business lines routinely involve hazardous conditions, including work in confined spaces, at heights, around heavy machinery, and with potentially dangerous materials. Any injuries to our employees or subcontractors, incidents of property damage, worker compensation claims or citations from regulatory authorities could result in increased insurance premiums, litigation, regulatory enforcement actions, project delays, reputational harm and increased operating costs.

Changes in the skilled trade customer demand or customer concentration in certain markets could adversely affect our results of operations.

A limited number of customers or markets may represent a significant portion of our revenue. The loss of one or more key customers, reduced demand from significant customer segments or adverse changes in customer buying patterns could materially and adversely impact our financial condition and results of operations.

Disruptions or security failures in our information technology systems, including as a result of cybersecurity incidents, could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our reputation, business, financial condition, results of operation and cash flows.

Our information technology systems facilitate our ability to monitor, operate and control our operations. These information systems and other digital technology are subject to the risk of increasingly sophisticated cybersecurity attacks, incursions or other incidents such as unauthorized access to data and systems, loss or destruction of data, computer viruses, or other malicious code, phishing and cyberattacks, and other similar events. These incidents could arise from numerous sources outside our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced or upgraded, or outbreaks of hostilities or terrorist acts.

Further, changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful implementation of new information technology systems could adversely affect our operations. In addition, any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely affect our business, financial condition, results of operation and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees.

KINGSWAY FINANCIAL SERVICES INC.

Given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented to prevent or limit the effects of cybersecurity incidents or attacks will be sufficient in preventing or limiting the effects of all such incidents or attacks or that we will be able to avoid a material impact to our systems should such incidents or attacks occur. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology or other services fail to fulfill their obligations to us, our operations may be adversely affected. Additionally, our third-party vendors face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Item 2. Properties

Leased Properties

Kingsway Search Xcelerator leases facilities with an aggregate square footage of approximately 146,637 at ten locations in eight states. The latest expiration date of the existing leases is in June 2035. The facilities consist of office space, as well as storage and warehousing spaces.

Extended Warranty leases facilities with an aggregate square footage of approximately 16,825 at four locations in three states. The latest expiration date of the existing leases is in March 2032.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2025
Quarter 4	$16.13	$12.30
Quarter 3	16.57	13.36
Quarter 2	14.32	7.57
Quarter 1	8.31	7.29
2024
Quarter 4	$9.55	$8.17
Quarter 3	8.78	7.69
Quarter 2	9.29	7.86
Quarter 1	9.34	8.01

Shareholders of Record

As of March 11, 2026 the closing sales price of our common shares as reported by the NYSE was $11.00 per share.

As of March 12, 2026, we had 28,946,664 common shares issued and outstanding. As of March 12, 2026, there were 13 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Recent Sales of Unregistered Securities

During the years ended December 31, 2025 and December 31, 2024, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as described below.  These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The transactions described below were exempt from the registration requirements of the Securities Act either under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with the Company, to information about the Company.

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

There were no repurchases by us of our securities during the quarter ended December 31, 2025.

Item 6. Reserved.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2025 Annual Report.

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

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Inc. ("DDI"), Image Solutions, LLC ("Image Solutions"), Roundhouse Electric & Equipment Co., Inc. ("Roundhouse"), M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing"), Advanced Plumbing & Drain, LLC (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") and Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing"). Throughout this 2025 Annual Report, the term "Kingsway Search Xcelerator" or "KSX" is used to refer to this segment.

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project, fractional, and interim staffing of senior finance professionals, CFO mentoring, board advisory services, and executive search services for permanent placements for its clients throughout the United States.

Ravix provides outsourced financial services and human resources consulting to its clients on a fractional basis for both projects with definitive endpoints and ongoing engagements of indeterminate length for short or long duration engagements for customers throughout the United States.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties globally.

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for general acute care, long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring allows hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI currently has a presence in 42 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

Roundhouse provides industrial-scale electric motor solutions, including field maintenance, in-shop repair, testing, and new motor sales primarily to midstream natural gas pipeline operators and utilities across the Permian Basin.

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

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2025 Annual Report, the term "Extended Warranty" is used to refer to this segment.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 28 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, mainly through its subsidiary, The Penn Warranty Corporation ("Penn"). Penn distributes these products in 46 states via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in 47 states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team.

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

NON U.S.-GAAP FINANCIAL MEASURE

Throughout this 2025 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and by segment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating (loss) income that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other revenue, net.

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

Revenue Recognition

Service fee and other revenue represents vehicle service agreement fees, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue, software license and support revenue, motor sales and repair service revenue and skilled trades repair and service revenue.  Revenue is based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare, software license and support, motor sales and repair and skilled trades services are billed, or on terms subject to the Company’s customary credit reviews.

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

Certain of the Company’s contracts with customers include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Revenue from software license and support contains multiple distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price ("SASP") for each distinct performance obligation. Revenue is allocated to each performance obligation based on the relative SASP.  SASP are not directly observable in the software license and support contracts for the separate performance obligations.

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6.65% to 10.10% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

We perform a quarterly analysis of our investments classified as available-for-sale fixed maturity investments to determine if an impairment loss has occurred.

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

As a result of the analysis performed, the Company recorded no impairment losses related to available-for-sale fixed maturity investments during the years ended December 31, 2025 and December 31, 2024.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2025, the Company maintains a valuation allowance of $129.4 million. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.

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

At each quarter end of the first through third quarters of 2025 and  2024 and at November 30, 2025 and November 30, 2024 , the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these quantitative assessments, the Company recorded impairment charges of  $0.7 million and  $2.1 million during 2025 and  2024, respectively, related to the CSuite, Ravix and SNS indefinite-lived trade names.  The fair value of the CSuite, Ravix and SNS trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

Additional information regarding our intangible assets is included i n Note 9, "Intangible Assets," to the Consolidated Financial Statements.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

Based upon the assessment performed at November 30, 2025, no impairment charges were recorded against goodwill in 2025.  Based upon the quantitative assessment performed at November 30, 2024, the Company recorded an impairment charge of $0.7 million during 2024 related to the Argo Management reporting unit. No impairment charges were recorded against goodwill for the Company's other reporting units in 2024, as the estimated fair values of the Company's other reporting units exceeded their respective carrying values.

Additional information regarding our goodwill is included in Note 8, "Goodwill," to the Consolidated Financial Statements.

Valuation of Contingent Consideration

The consideration for certain of the Company's acquisitions include future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes in fair value reported in the consolidated statements of operations as non-operating other revenue, net.

Determining the fair value of contingent consideration liabilities requires management to make assumptions and judgments. The fair value of Company’s contingent consideration liabilities is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit, gross revenue or adjusted EBITDA. These fair value measurements are based on significant inputs not observable in the market.  Key inputs in the valuations include forecasted gross profit or revenue, gross profit or revenue volatility, projected EBITDA, asset volatility, risk-free rate, discount rate and discount term. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and have an impact on the payout of contingent consideration liabilities. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the key inputs or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations.  Additional information regarding our contingent consideration liabilities is included in  Note 23 ,"Fair Value of Financial Instruments," to the Consolidated Financial Statements.

Fair Value Assumptions for Subordinated Debt Obligations

Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.  The following summarizes the impacts:

Impact of Rate Change on Fair Value	2025 Result	2024 Result
SOFR:
increase causes fair value to increase; decrease causes fair value to decrease	Decrease to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Increase to fair value	Increase to fair value

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

Valuation of Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents a 20% noncontrolling ownership in Southside Plumbing, which was acquired on August 14, 2025. The 20% noncontrolling interest in Southside Plumbing includes a put option redemption right for the noncontrolling interest holder to require the Company to repurchase the 20% interest of the noncontrolling interest holder at fair value, on the fifth anniversary of the acquisition of Southside Plumbing, or August 14, 2030. The redeemable noncontrolling interest is presented outside of permanent equity in the consolidated balance sheets since it is redeemable by the holder of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interest was initially recorded at fair value at the date of issuance and is subsequently adjusted each reporting period. The Company records the carrying value of the redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. Determining the fair value of the redeemable noncontrolling interest requires management to make assumptions and judgments. The fair value of the redeemable noncontrolling interest is determined using the market approach, which estimates the fair value of the subsidiary using discounted cash flow methods.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the years ended December 31, 2025 and December 31, 2024 is presented in Table 1 below:

Table 1 Segment Operating Income

For the years ended December 31 (in thousands of dollars)

	2025	2024	Change
Segment operating income:
KSX	$7,787	$5,662	$2,125
Extended Warranty	1,154	5,942	(4,788)
Total segment operating income	8,941	11,604	(2,663)
Net investment income	1,627	1,432	195
Net realized and unrealized investment gains	714	1,896	(1,182)
General and administrative expenses and other revenue not allocated to segments, net	(10,962)	(9,250)	(1,712)
Interest expense	(5,449)	(4,790)	(659)
Amortization of intangible assets	(8,169)	(6,304)	(1,865)
Impairment of goodwill and intangible assets	(706)	(2,848)	2,142
Loss from continuing operations before income tax benefit	(14,004)	(8,260)	(5,744)
Income tax benefit	(3,752)	(147)	(3,605)
Loss from continuing operations	(10,252)	(8,113)	(2,139)
Income from discontinued operations, net of taxes (a)	—	438	(438)
Loss on disposal of discontinued operations, net of taxes (a)	—	(620)	620
Net loss	$(10,252)	$(8,295)	$(1,957)

(a)

The income from discontinued operations and the loss on disposal of discontinued operations is related to VA Lafayette.  See Note 5, "Discontinued Operations," to the Consolidated Financial Statements, for further information.

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

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $64.2 million for the year ended December 31, 2025 compared with $40.5 million for the year ended December 31, 2024.  Kingsway Search Xcelerator operating income was $7.8 million for the year ended December 31, 2025 compared with $5.7 million for the year ended December 31, 2024.  Revenue and operating income were primarily impacted by the following:

•	The inclusion of Image Solutions for twelve months during 2025 following its acquisition effective September 26, 2024. For 2025, Image Solutions had revenue and operating income of $8.0 million and $2.0 million, respectively;
•	Roundhouse had revenue and operating income of $9.7 million and $2.0 million, respectively, following its acquisition on July 1, 2025;
•	Kingsway Skilled Trades had revenue and operating loss of $10.3 million and $0.2 million, respectively following the acquisitions of Bud's Plumbing in March 2025 and Advanced Plumbing and Southside Plumbing in August 2025;
•	DDI operating income increased $0.2 million to $1.2 million, primarily due to an increase in revenue, partially offset by higher cost of sales compared to 2024; and

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

•

Ravix operating income decreased $0.9 million to $2.4 million, due to a 19% decrease in revenue (primarily due to loss of retained customers as they were acquired, as well as financially distressed customers spending less on Ravix services), partially offset by a decrease in costs of services sold and general and administrative expenses compared to 2024.

Extended Warranty

The Extended Warranty revenue increased 2.8% (or $1.9 million) to $70.8 million for the year ended December 31, 2025 compared with $68.9 million for the year ended December 31, 2024, while cash sales were up 9.2% in 2025 (and 12.4% in the second half of 2025 compared with the prior year). The Extended Warranty operating income was $1.2 million for the year ended December 31, 2025 compared with $5.9 million for the year ended December 31, 2024. The Company's revenue – and therefore operating income – is impacted by the fact that VSA sales are recognized over the life of the contract, which is not on a straight-line basis.  This means that in periods where cash VSA sales are declining, revenue and operating income may continue to be strong due to higher prior-year sales.  Conversely, when VSA cash sales are in a period of growth – as we are seeing now – revenue and operating income may continue to lag as prior-year lower sales have a larger impact on current period revenue/operating income than current period VSA cash sales.

During the year ended December 31, 2025, there was a 4.4% increase in claims paid at our auto Extended Warranty companies, primarily due to inflationary pressures on the cost of parts and labor, but not due to a spike in the number of claims; however, the year-over-year increase was lower than that experienced in 2024.  In 2025, we mitigated the impact of claims increasing by increasing pricing and re-categorizing vehicles to ensure they are in the appropriate rate class. Due to the deferred revenue model under US GAAP, these price increases may impact our financials more in future periods rather than in the current period.

The Extended Warranty operating income was impacted by other higher expenses, such as commissions, dealer profit sharing, and personnel costs.  Commissions and dealer profit sharing were up primarily due to the increase in cash sales during 2025.  Personnel costs were up primarily at PWI, Geminus and Trinity, as each company invests in its sales teams.  In addition, PWI/Geminus includes nearly $0.4 million in severance and redundant compensation related to the transition of their leadership team in the second quarter of 2025.

Net Realized and Unrealized Investment Gains

Net realized and unrealized investment gains were $0.7 million in 2025 compared to $1.9 million in 2024, due primarily to net realized gains on the sale of investments of $0.1 million in 2025 compared to $1.6 million in 2024. The net realized gains for 2024 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and a net realized gain related to the sale of one of the private company investments.

General and Administrative Expenses and Other Revenue  not Allocated to Segments, Net

General and administrative expenses and other revenue not allocated to segments was a net expense of $11.0 million in 2025 compared to $9.3 million in 2024.  Included are primarily expenses associated with our corporate holding company, expenses associated with our Operator-in-Residence who search for our next acquisition, revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, loss on change in fair value of debt and loss on extinguishment of debt.

The increase in net expense for 2025 is primarily attributable to reimbursement payments made to Aegis in connection with the Settlement Agreement and higher acquisition, search and slightly higher compensation related expenses as the holding company staffed-up to take on more accounting from the KSX subsidiaries.

See Note 25 ," Commitments and Contingent Liabilities " to the Consolidated Financial Statements for further details related to the Aegis Settlement Agreement.

See Note 11, "Debt," to the Consolidated Financial Statements, for further discussion of changes in fair value of debt and loss on extinguishment of debt recorded in 2025 and 2024.

Interest Expense

Interest expense for 2025 was $5.4 million compared to $4.8 million in 2024. The increase in 2025 is primarily attributable to the inclusion of the Image Solutions loan for 12 months in 2025, as well as the addition of the new Roundhouse and KPH loans in 2025, partially offset by reduced expense for existing loans due to principal amortization.

See Note 11, "Debt," to the Consolidated Financial Statements, for further details.

Amortization Intangible Assets

Amortization of intangible assets was $8.2 million in 2025 compared to $6.3 million in 2024. The increase for the year ended December 31, 2025 is primarily due to the inclusion of Image Solutions (acquired September 26, 2024) and Roundhouse, Advanced Plumbing and Southside Plumbing (acquired in the third quarter of 2025), partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $0.7 million in 2025 (tradenames at CSuite, Ravix and SNS) compared to $2.8 million in 2024 (Argo goodwill impairment of $0.7 million; remainder tradenames at CSuite, Ravix and SNS).  The Company's goodwill and indefinite-lived intangible assets are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  See Note 9, "Intangible Assets," to the Consolidated Financial Statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Income Tax Benefit

Income tax benefit for 2025 was $3.8 million compared to $0.1 million in 2024. The 2025 and 2024 income tax benefit is primarily related to:

•

An income tax benefit of $1.2 million and $0.2 million in 2025 and 2024, respectively, associated with interest expense and net operating loss carryforwards generating indefinite life deferred tax assets utilizable against indefinite life deferred tax liabilities;

•

An income tax benefit of $2.7 million and income tax expense $0.1 million in 2025 and 2024, respectively, for the change in the Company’s deferred tax valuation allowance related to acquired deferred tax liabilities;

•	An income tax expense of less than $0.1 million and income tax benefit of $0.2 million in 2025 and 2024, respectively, relating to a change in valuation allowance due to the change in indefinite life deferred income tax liabilities; and
•	An income tax expense of $0.1 million and $0.2 million in 2025 and 2024, respectively, for state income taxes.

See Note 14, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2025 and December 31, 2024, respectively.

INVESTMENTS

Portfolio Composition

Our investments consist primarily of fixed maturities and limited liability investment, at fair value. The following is an overview of how we account for these investments:

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

At December 31, 2025, we held cash and cash equivalents, restricted cash and investments with a carrying value of $57.9 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2025	% of Total	2024	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,491	23.3%	13,354	24.5%
States, municipalities and political subdivisions	1,771	3.1%	2,775	5.1%
Mortgage-backed	9,818	17.0%	9,886	18.1%
Asset-backed	1,364	2.4%	1,326	2.4%
Corporate	10,321	17.8%	9,622	17.7%
Total fixed maturities	36,765	63.5%	36,963	67.9%
Limited liability investments	649	1.1%	650	1.2%
Limited liability investment, at fair value	3,476	6.0%	2,859	5.2%
Investments in private companies	575	1.0%	696	1.3%
Short-term investments	178	0.3%	169	0.3%
Total investments	41,643	71.9%	41,337	75.9%
Cash and cash equivalents	8,306	14.3%	5,493	10.1%
Restricted cash	7,965	13.8%	7,643	14.0%
Total	57,914	100.0%	54,473	100.0%

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

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net loss.  If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated. The Company performs a quarterly analysis of its available for-sale fixed maturity investments to determine if an impairment loss has occurred.

There were no impairment losses recorded related to investments for the years ended December 31, 2025 and December 31, 2024.

At December 31, 2025 and December 31, 2024, the gross unrealized losses for fixed maturities amounted to $0.5 million and $1.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

DEBT

The principal and carrying value of the Company’s debt instruments at December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	December 31, 2025		December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$36,135	$35,551	$23,493	$23,100
KSX Revolvers	2,053	2,053	950	950
Extended Warranty Term Loan and DDTL	15,504	15,438	19,163	19,078
Extended Warranty Revolver	2,000	2,000	1,000	1,000
Total bank loans	55,692	55,042	44,606	44,128
Notes payable:
KSX Notes Payable	1,164	1,016	—	—
KSX Vehicle Loans	630	630	—	—
KSX Equipment Loans	326	326	—	—
Total notes payable	2,120	1,972	—	—
Subordinated debt	15,000	13,698	15,000	13,409
Total Debt	$72,812	$70,712	$59,606	$57,537

See Note 11, "Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments.  Changes related to the Company’s debt during 2025 are further described below.

Bank Loans

Our bank loans contain a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the respective loan that, among other things, restrict the borrowing company’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the Ravix term loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031; and (2) extending the maturity date of the revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds to repay $6.4 million on the then outstanding term loan (original and supplemental).

During 2025, SNS borrowed $0.6 million under its revolver. As of December 31, 2025, the SNS revolver is fully drawn.

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse. The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate plus 3.3%, or 5.0%.  The term loan and revolver mature on July 1, 2035.  At December 31, 2025, the balance of the revolver was zero.

In 2025, the Company formed Kingsway Plumbing Holdco LLC ("KPH"), whose subsidiaries include Bud's Plumbing, Advanced Plumbing and Southside Plumbing. As part of the acquisition of Southside Plumbing on August 14, 2025, KPH and its subsidiaries borrowed from a bank a principal amount of $3.75 million in the form of a term loan, and established a $0.5 million revolver.  The KPH term loan requires monthly payments of interest and has an annual fixed interest rate of 7.5%.  Monthly principal payments on the KPH term loan begin September 14, 2026.  The term loan matures on August 14, 2032. The KPH revolver requires monthly payments of interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.75%, or 7.5%. The KPH revolver matures on August 14, 2026. During the fourth quarter of 2025, KPH borrowed $0.4 million under its revolver.

On December 18, 2025, KWH entered into a fifth amendment to its revolver that provides for: (1) an increase to the KWH revolver commitment from $1.0 million to $5.0 million; and (2) amends to maturity date of the KWH revolver to March 31, 2027. During the fourth quarter of 2025, KWH borrowed $1.0 million under its revolver.

At each quarter end beginning March 31, 2024 through December 31, 2025, the SNS was in default under its loan due to debt covenant violations related to the leverage and fixed charge ratios.  Also, as of September 30, 2025 and December 31, 2025, DDI was in default under its loan due to a debt covenant violation related to the fixed charge ratio.  Each of the companies has entered into an amendment to its respective loan that waives the events of default for the fiscal quarter ended December 31, 2025.  As of the report date, there is some uncertainty as to whether the companies will be in compliance with the covenants in future periods, and if not, when the companies will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the loans immediately due and payable, exercise their rights with respect to collateral securing the obligations, and/or exercise any other rights and remedies available.

All of the KSX and Extended Warranty indebtedness arises from individual, stand-alone credit agreements with the applicable Company subsidiary.  None of such indebtedness is guaranteed by the Company or any other subsidiary or affiliate of the Company other than the borrower entity and its direct subsidiary, if any, and there are no cross-collateral, cross-default or similar provisions in the credit agreements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Notes Payable

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.25 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note required monthly payments of principal and interest and had an annual fixed interest rate of 6.00%.  The KPH Note was due to mature on April 1, 2030; however on August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 20, "Shareholders' Equity," for further discussion of the exchange.  The settlement of the KPH Note by issuing the Company's common shares is accounted for as a debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the KPH Note at the date of the exchange of $0.1 million is recorded as loss on extinguishment of debt and is included in non-operating other revenue, net in the consolidated statement of operations for the year ended December 31, 2025.

The following seller notes were entered into during 2025 in connection with various acquisitions which were used to partially finance the respective acquisitions:

•	Advanced Plumbing on August 1, 2025, principal amount of $0.5 million in the form of a promissory note; and
•	Southside Plumbing on March 14, 2025, principal amount of $0.5 million in the form of a promissory note.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At December 31, 2025, the carrying value of the subordinated debt is $13.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

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

The Company's Kingsway Search Xcelerator and Extended Warranty subsidiaries fund their obligations primarily through service fee and other revenue.

Cash Flows from Continuing Operations

During 2025, the net cash used in operating activities from continuing operations was essentially break even, primarily due to operating income from the Kingsway Search Xcelerator and Extended Warranty (the latter due to higher cash sales) segments, offset by higher interest expense on term loans and cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity.

During 2024, the Company reported $0.6 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During 2025, the net cash used in investing activities from continuing operations was $29.6 million. This use of cash was primarily attributed to the acquisitions of Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing, that was partially offset by Extended Warranty investment activity.

During 2024, the net cash used in investing activities from continuing operations was $16.8 million. This use of cash was primarily attributed to:

•	The acquisition of Image Solutions in 2024, which totaled $20.1 million, net of cash acquired; partially offset by
•	Distributions received by Argo Holdings from four of its underlying limited liability investment companies;
•	Proceeds from the sale of a private company investment; and
•	Proceeds from the sale of VA Lafayette.

During 2025, the net cash provided by financing activities from continuing operations was $32.7 million, primarily attributed to:

•	Principal proceeds from debt of $26.3 million, primarily related to the Roundhouse, KPH and Ravix loans issued in 2025;
•	Net proceeds from the issuance of common stock of $15.6 million; and

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

•	Proceeds from the issuance of Class C and Class D preferred stock of $6.0 million and $2.0 million, respectively; partially offset by
•	Principal repayments on bank loans of $15.3 million;
•	Payment of preferred stock dividends of $1.0 million;
•	Cash paid for repurchases of common stock of $0.3 million; and
•	Cash paid to settle a portion of the Ravix contingent consideration liability of $0.4 million.

During 2024, the net cash provided by financing activities from continuing operations was $11.9 million, primarily attributed to:

•	Principal proceeds from bank loans of $34.6 million; and
•	Proceeds from the issuance of Class B preferred stock of $8.3 million; partially offset by
•	Principal repayments on bank loans of $21.6 million;
•	Cash paid for repurchases of common stock of $2.5 million;
•	Cash paid to acquire the IWS noncontrolling interest of $2.5 million;
•	Taxes paid related to net share settlements of restricted stock awards of $2.3 million;
•	Distributions to noncontrolling interest holders of $1.4 million; and
•	Cash paid to settle a portion of the Ravix contingent consideration liability of $0.7 million.

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; stock repurchases; and any other extraordinary demands on the holding company. The holding company does not provide guarantees to any of the operating companies with respect to borrowings that they might have and, as such, any debt incurred by the operating companies is non-recourse to the holding company.  In addition, any debt incurred by the operating companies does not have cross-collateral or cross-default provisions; therefore, any default that might arise is limited only to the underlying borrower that might be in default and does not extend to other operating companies’ debt.

Pursuant to satisfying the covenants under the KWH bank loan, distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period are permitted.  Also, the holding company is permitted to receive a portion of the excess cash flow (as defined in the loan document) generated by the KWH subsidiaries in the previous year.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.0 million and $0.9 million at December 31, 2025 and December 31, 2024, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. Such future actions include, but are not limited to, issuance of equity securities and distributions from the Kingsway Search Xcelerator and Extended Warranty operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash, cash equivalents and restricted cash of $16.3 million and $13.1 million reported at December 31, 2025 and December 31, 2024, respectively, on the Company’s consolidated balance sheets.

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

CONTRACTUAL OBLIGATIONS

Table 3 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt and future minimum payments under operating leases. Interest payments on outstanding debt in Table 3 related to the subordinated debt and the Company's bank loans with variable interest rates, assume the variable rates at December 31, 2025 remain constant throughout the projection period. Future minimum lease payments in Table 3 include payments on leases for office space that are included in total lease liabilities in Note 12," Leases," to the Consolidated Financial Statements, as well as payments for short-term leases and equipment leases.

TABLE 3 Cash payments related to contractual obligations projected by period

As of December 31, 2025 (in thousands of dollars)

	2026	2027	2028	2029	2030	Thereafter	Total
Bank loans	9,612	12,094	8,566	12,540	5,522	7,358	55,692
Subordinated debt	—	—	—	—	—	15,000	15,000
Interest payments on outstanding bank loans and subordinated debt	5,059	4,212	3,520	2,632	2,069	4,031	21,523
Future minimum lease payments	1,570	1,379	1,134	1,047	1,020	3,363	9,513
Total	16,241	17,685	13,220	16,219	8,611	29,752	101,728

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of

Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s assessment of internal control over financial reporting excluded the four entities acquired in 2025, which are included in our 2025 consolidated financial statements and discussed in Note 4, "Acquisitions," to the consolidated financial statements.  Collectively, these acquired entities constituted approximately 20% of total assets as of December 31, 2025 (or 13% if goodwill and intangible assets are excluded, which are accounted for by the holding company) and approximately 15% of total revenues for the year then ended.

Based on our assessment under the 2013 framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their attestation report which is included herein.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the four entities acquired in 2025 from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in a business combination during 2025. We have also excluded the four entities acquired in 2025 from our audit of internal control over financial reporting. These businesses, each of which are consolidated subsidiaries, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 20 percent and 15 percent of consolidated total revenues and consolidated total assets, respectively, as of and for the year ended December 31, 2025.

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

KINGSWAY FINANCIAL SERVICES INC.

Revenue Recognition – Extended Warranty Segment – Refer to Notes 2 and 13 to the Financial Statements

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

For these reasons, we identified revenue recognition for the extended warranty segment as a critical audit matter, as it involves especially subjective auditor judgement.

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

The Company’s indefinite-lived intangible assets consist of trade names with a balance of $20.5 million as of December 31, 2025, of which a portion relates to certain trade name intangibles in the KSX segment. Indefinite-lived intangible assets are tested annually for impairment at November 30, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset may be impaired. During 2025, management performed quantitative analyses for the impairment assessment of indefinite-lived intangible assets, which identified impairments. The impairment assessment requires the Company to exercise significant judgement in the following areas:

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

Chicago, Illinois

March 12, 2026

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets

Cash and cash equivalents	$8,306	$5,493
Restricted cash	7,965	7,643
Investments (including $40,241 and $36,765, respectively, at fair value) (Note 7)	41,643	41,337
Service fee receivable, net of allowance for credit losses of $1,113 and $626, respectively	13,840	9,361
Deferred contract costs	14,907	13,889
Income taxes receivable	—	574
Property and equipment, net of accumulated depreciation of $2,587 and $1,720, respectively	6,354	1,567
Right-of-use asset	7,014	2,390
Goodwill	69,130	56,524
Intangible assets, net of accumulated amortization of $34,013 and $25,844, respectively	52,265	40,049
Other assets	10,075	7,789
Total Assets	$231,499	$186,616
Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$28,664	$20,616
Income taxes payable	28	—
Deferred service fees	87,154	83,108
Debt (including $13,698 and $13,409, respectively, at fair value) (Note 11)	70,712	57,537
Lease liability	7,304	2,682
Net deferred income tax liabilities	3,225	4,371
Total Liabilities	197,087	168,314
Redeemable preferred stock, $0.01 par value; 650,000 and 330,000 authorized, issued and outstanding at December 31, 2025 and December 31, 2024, respectively; redemption amount of $16,250 and $8,250 at December 31, 2025 and December 31, 2024, respectively	16,250	8,250
Redeemable noncontrolling interest in consolidated subsidiary	792	—
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,651,671 and 28,119,776 issued at December 31, 2025 and December 31, 2024, respectively; and 28,625,744 and 27,136,749 outstanding at December 31, 2025 and December 31, 2024, respectively	296	281
Additional paid-in capital	394,848	376,503
Treasury stock, at cost; 1,025,927 and 983,027 outstanding at December 31, 2025 and December 31, 2024, respectively	(6,545)	(6,200)
Accumulated deficit	(373,370)	(361,453)
Accumulated other comprehensive loss	(60)	(718)
Shareholders' equity attributable to common shareholders	15,169	8,413
Noncontrolling interests in consolidated subsidiaries	2,201	1,639
Total Shareholders' Equity	17,370	10,052
Total Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity	$231,499	$186,616

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2025	2024
Revenues:
Service fee and other revenue	$134,996	$109,382
Total revenues	134,996	109,382
Operating expenses:
Claims authorized on vehicle service agreements	25,727	24,577
Cost of services sold	50,443	37,718
General and administrative expenses	61,224	44,925
Total operating expenses	137,394	107,220
Operating (loss) income	(2,398)	2,162
Other revenues (expenses), net:
Net investment income	1,627	1,432
Net realized and unrealized investment gains	714	1,896
Non-operating other revenue, net	377	192
Interest expense	(5,449)	(4,790)
Amortization of intangible assets	(8,169)	(6,304)
Impairment of goodwill and intangible assets	(706)	(2,848)
Total other expenses, net	(11,606)	(10,422)
Loss from continuing operations before income tax benefit	(14,004)	(8,260)
Income tax benefit	(3,752)	(147)
Loss from continuing operations	(10,252)	(8,113)
Income from discontinued operations, net of taxes	—	438
Loss on disposal of discontinued operations, net of taxes	—	(620)
Net loss	(10,252)	(8,295)
Less: Net income (loss) from continuing operations attributable to:
Noncontrolling interests in consolidated subsidiaries	562	977
Redeemable noncontrolling interests in consolidated subsidiaries	(83)	—
Less: Dividends on preferred stock	1,186	179
Net loss attributable to common shareholders	$(11,917)	$(9,451)

Net loss from continuing operations attributable to common shareholders	$(11,917)	$(9,269)
Net loss from discontinued operations attributable to common shareholders	—	(182)
Net loss attributable to common shareholders	$(11,917)	$(9,451)

Basic loss per share attributable to common shareholders:
Continuing operations	$(0.43)	$(0.34)
Discontinued operations	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders	$(0.43)	$(0.35)
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.43)	$(0.34)
Discontinued operations	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.43)	$(0.35)
Weighted average shares outstanding (in ‘000s):
Basic:	27,862	27,192
Diluted:	27,862	27,192

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2025	2024

Net loss	$(10,252)	$(8,295)
Other comprehensive income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	1,037	642
Reclassification adjustment for amounts included in net loss	(121)	(164)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(258)	383
Other comprehensive income, net of taxes(1)	658	861
Comprehensive loss	$(9,594)	$(7,434)
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	479	987
Comprehensive loss attributable to common shareholders	$(10,073)	$(8,421)
(1) Net of income tax benefit of $0 and $0 in 2025 and 2024, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

							Shareholders'
						Accumulated	Equity	Noncontrolling
			Additional			Other	Attributable to	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$278	$379,535	$(3,696)	$(346,868)	$(1,540)	27,709	$(3,098)	$24,611
Vesting of restricted stock awards	626,390	6	—	—	—	—	6	—	6
Tax withholding related to net share settlement of restricted stock awards	(278,404)	(3)	(2,317)	—	—	—	(2,320)	—	(2,320)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net (loss) income	—	—	—	—	(9,272)	—	(9,272)	977	(8,295)
Preferred stock dividends	—	—	—	—	(179)	—	(179)	—	(179)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,413)	(1,413)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)		(7,491)	7,491	—
Repurchases of common stock	(312,850)	—	—	(2,504)	—	—	(2,504)	—	(2,504)
Other comprehensive income	—	—	—	—	—	851	851	10	861
Stock-based compensation	—	—	1,785	—	—	—	1,785	—	1,785
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	8,413	$1,639	$10,052
Vesting of restricted stock awards	122,382	1	—	—	—	—	1	—	1
Tax withholding related to net share settlement of restricted stock awards	(9,488)	—	(122)	—	—	—	(122)	—	(122)
Common stock issued at $11.75 and $13.90 per share, net	1,419,001	14	16,746	—	—	—	16,760	—	16,760
Net (loss) income	—	—	—	—	(10,731)	—	(10,731)	562	(10,169)
Preferred stock dividends	—	—	—	—	(1,186)	—	(1,186)	—	(1,186)
Dissolution of noncontrolling interest	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	658	658	—	658
Stock-based compensation	—	—	1,721	—	—	—	1,721	—	1,721
Balance, December 31, 2025	28,625,744	$296	$394,848	$(6,545)	$(373,370)	$(60)	$15,169	$2,201	$17,370

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities:
Net loss	$(10,252)	$(8,295)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	—	(438)
Loss on disposal of discontinued operations, net of taxes	—	620
Equity in net loss of limited liability investments	1	162
Depreciation and amortization expense	9,225	6,997
Stock-based compensation expense	1,721	1,785
Net realized and unrealized investment gains	(714)	(1,896)
Impairment of goodwill and intangible assets	706	2,848
Loss on change in fair value of contingent consideration	—	270
Deferred income taxes, adjusted for liabilities acquired	(4,073)	(537)
Other non-cash items	479	488
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for assets acquired	779	1,270
Deferred contract costs	(1,018)	(155)
Other assets, adjusted for assets acquired	(1,034)	(360)
Deferred service fees	4,046	(887)
Other, net, adjusted for liabilities acquired	131	(1,267)
Cash (used in) provided by operating activities - continuing operations	(3)	605
Cash provided by operating activities - discontinued operations	—	462
Net cash (used in) provided by operating activities	(3)	1,067
Investing activities:
Proceeds from sales and maturities of fixed maturities	10,596	7,845
Proceeds from sales of equity investments	—	77
Purchases of fixed maturities	(9,515)	(7,760)
Net proceeds from limited liability investments, at fair value	153	2,347
Net proceeds from sale of discontinued operations	—	1,136
Acquisition of businesses, net of cash acquired	(29,181)	(20,054)
Net purchases of property and equipment, adjusted for assets acquired	(1,618)	(709)
Other, net	(46)	272
Cash used in investing activities - continuing operations	(29,611)	(16,846)
Cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(29,611)	(16,846)
Financing activities:
Proceeds from issuance of common stock, net	15,602	—
Proceeds from issuance of preferred stock	8,000	8,250
Cash paid for repurchase of common stock	(345)	(2,504)
Cash paid to acquire noncontrolling interest	—	(2,500)
Distributions to noncontrolling interest holders	—	(1,413)
Payment of preferred stock dividends	(1,024)	(13)
Payment of contingent consideration from acquisition	(420)	(650)
Taxes paid related to net share settlements of restricted stock awards	(122)	(2,314)
Principal proceeds from debt, net of debt issuance costs of $389 in 2025 and $287 in 2024	26,297	34,613
Principal payments on debt	(15,239)	(21,590)
Cash provided by financing activities - continuing operations	32,749	11,879
Cash used in financing activities - discontinued operations	—	(435)
Net cash provided by financing activities	32,749	11,444
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,135	(4,362)
Cash and cash equivalents and restricted cash at beginning of period	13,136	18,110
Less: cash and cash equivalents and restricted cash of discontinued operations	—	612
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	13,136	17,498
Cash and cash equivalents and restricted cash of continuing operations at end of period	$16,271	$13,136

KINGSWAY FINANCIAL SERVICES INC.

(in thousands)	December 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,306	$5,493
Restricted cash	7,965	7,643
Cash and cash equivalents and restricted cash per statements of cash flows	$16,271	$13,136

	Years ended December 31,
(in thousands)	2025	2024
Supplemental disclosures of cash flows information:
Cash paid (received) by continuing operations during the year for:
Interest	$5,251	$4,659
Income taxes - state and local	$237	$(112)
Non-cash investing and financing activities from continuing operations:
Contingent consideration for acquisition of businesses	$980	$—
Seller phantom equity awards issued for acquisition of businesses	$3,328	$—
Notes payable issued for acquisition of businesses	$1,940	$—
Notes payable extinguished in exchange for common stock	$(1,038)	$—
Common stock issued in exchange for notes payable	$1,158	$—
Accrued dividends on preferred stock issued	$327	$166

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States and is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses. The Company owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:

The accompanying information in the 2025 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The consolidated financial statements are prepared as of December 31, 2025 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.

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

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

On July 25, 2024, the Company completed the purchase of the 10% interest in its subsidiary, IWS Acquisition Corporation ("IWS"), not previously owned by the Company.  Therefore, as of July 25, 2024, IWS became a wholly-owned subsidiary of the Company.

During the third quarter of 2024, the Company's subsidiary, CMC Industries Inc. ("CMC") and its subsidiaries Texas Rail Terminal LLC and TRT Leaseco, LLC ("TRT"), were legally dissolved.  As a result, the remaining equity related to CMC and its subsidiaries that was included in noncontrolling interests in consolidated subsidiaries was transferred to accumulated deficit in the consolidated balance sheet during 2024.

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

An acquisition of a business represents a business combination.  The acquisition method of accounting is used to account for a business combination. The cost of an acquired business is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquired business over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquired business is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interests in the net assets of consolidated entities are reported separately in shareholders' equity and initially measured at fair value. Redeemable noncontrolling interests in the net assets of consolidated entities are reported separately outside of permanent equity and initially measured at fair value.  Acquisition costs related to a business combination are expensed as incurred.

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

(d)	Cash and cash equivalents:

Cash and cash equivalents include cash and investments with original maturities of no more than three months when purchased that are readily convertible into cash.

(e)	Restricted cash:

Restricted cash represents certain cash and cash equivalent balances restricted as to withdrawal or use. The Company's restricted cash is comprised primarily of cash held for the payment of vehicle service agreement claims under the terms of certain contractual agreements, funds held in escrow, statutory deposits and amounts pledged to third-parties as deposits or to collateralize liabilities.

(f)	Investments:

Investments includes investments in fixed maturities, limited liability investments, limited liability investment, at fair value, investments in private companies and short-term investments.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Investments in fixed maturities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings, and is accounted for at fair value with changes in fair value included in net realized and unrealized investment gains. The difference between the end of the reporting period of the limited liability investment, at fair value and that of the Company is no more than three months.

Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized and unrealized investment gains.

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

For fixed maturity investments that the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery of value, the full amount of the impairment is recorded as an impairment loss which is included in net realized and unrealized investment gains in the consolidated statements of operations. The investment’s amortized cost is written down to its fair value and is not adjusted for any subsequent recoveries.

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

If a credit loss exists, an allowance is established, which is equal to the difference between the present value of cash flows expected to be collected and the amortized cost basis.  The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted in subsequent periods for any additional expected credit losses or subsequent recoveries.  Changes in the allowance are recorded as impairment losses and are included in net realized and unrealized investment gains in the consolidated statements of operations.  The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other non-credit related factors is reported in other comprehensive income.

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

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract and costs to fulfill a contract are recorded in cost of services sold in the consolidated statements of operations. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

(i)	Property and equipment:

Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. The Company estimates useful life to be three to ten years for leasehold improvements; three to seven years for furniture and fixtures; three to seven years for computer hardware; five years for medical equipment; three to eight years for vehicles; and three to ten years for machinery and equipment.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

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

(k)	Other assets:

Other assets includes accrued investment income, prepaid expenses, contract asset, inventory and other receivables.  Other receivables are recorded net of an allowance of $0.1 million and less than $0.1 million at  December 31, 2025 and December 31, 2024, respectively.

Inventory consists of plumbing, electric motor, printer and computer equipment, parts, supplies and work in in process.  Inventory is stated at the lower of cost or net realizable value and includes the product cost, inbound freight and warehousing costs, where applicable, and is maintained on the first-in, first-out method.  The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. An assessment is made periodically to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value.

Inventory consisted of the following at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024

Equipment	$977	$148
Parts and supplies	493	566
Work in process	292	—
Total	$1,762	$714

(l)	Debt:

Debt includes bank loans, notes payable and subordinated debt.

Bank loans and notes payable are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in non-operating other revenue, net.

The Company's subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income.

(m)	Contingent consideration:

The consideration for certain of the Company's acquisitions include future payments to former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

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

Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization.

(p)	Redeemable preferred stock:

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

(q)	Revenue recognition:

Service fee and other revenue and contract balances

Service fee and other revenue represents vehicle service agreement fees, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue, software license and support revenue, motor sales and repair service revenue and skilled trades repair and service revenue based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare, software license and support, motor sales and skilled trades services are billed, or on terms subject to the Company’s customary credit reviews.

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6.65% to 10.10% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

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

Business services consulting revenue includes the revenue from providing outsourced finance and human resources consulting services and information technology managed services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned over time as services are provided to the customer.

Healthcare services revenue includes revenue from providing healthcare professional staffing services and outsourced cardiac telemetry services for general acute care, long-term acute care and inpatient rehabilitation hospitals. The Company invoices for healthcare services revenue based on contracted rates.  Revenue is earned over time as services are provided to the customer.

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

Motor sales and repair service revenue include the service fees collected from the sale of new electric motors, in-shop repair and refurbishment of customer-owned electric motors, transformers, switchgear, ancillary parts, and on-site services for customers, including preventative maintenance, infrared scans, VLF cable testing, and vibration analysis for various types of electrical equipment.  Motor sales and repair service revenue is earned as motors are delivered to the customer or as repair services are provided to the customer.

Skilled trades repair and service revenue include the service fees collected to administer plumbing repairs and maintenance support services and are earned over time as services are provided to the customer.

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

(r)	Stock-based compensation:

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

(s)	Fair value accounting:

The fair values of the Company's investments in fixed maturities, limited liability investment, at fair value, subordinated debt, contingent consideration, seller phantom equity awards and redeemable noncontrolling interest are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)	Adoption of New Accounting Standards:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies for annual periods beginning after  December 15, 2024. The Company adopted ASU 2023-09 with comparative period income tax disclosures adjusted to reflect the change in accounting guidance. Refer to Note 14, "Income Taxes," for these additional disclosures.

(b)	Accounting Standards Not Yet Adopted:

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU  2025-05"), which amends the guidance on measuring expected credit losses using a probabilistic method and provides a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU  2025-06"), to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025-06 applies to costs incurred to develop or obtain software for internal use and amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under ASU 2025-06, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted for any interim period. The Company does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU  2025-11"), which clarifies the scope and application of interim reporting requirements. The amendments enhance guidance on the form and content of interim financial statements, and consolidate required interim disclosures across the Codification, including a new disclosure principle requiring entities to describe events or changes since the last annual reporting period that have a material impact on interim results. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its interim consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements ("ASU  2025-12"), which includes technical corrections, clarifications, and other minor amendments intended to improve the consistency and usability of the FASB Accounting Standards Codification. The amendments address a variety of topics and are not intended to change existing accounting conclusions. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4 ACQUISITIONS

During the years ended December 31, 2025 and December 31, 2024, the Company incurred acquisition expenses related to business combinations of $1.4 million and $0.5 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

The following acquisitions were accounted for as business combinations using the acquisition method of accounting.  The purchase price for each acquisition was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year, as permitted under U.S. GAAP. Unless noted otherwise, the purchase accounting for each acquisition is still open and is expected to be completed within the one year window. As such, the estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to the acquisitions. The goodwill recognized for each acquisition represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing") for aggregate consideration consisting of cash and a seller note, of approximately $5.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid during the second quarter of 2025.  Bud's Plumbing, based in Evansville, Indiana, is a provider of various plumbing installation, service and repair services to residential and commercial customers.  As further discussed in Note 22, "Segmented Information," Bud's Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s seventh acquisition under its novel CEO Accelerator program and the first business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

During the third quarter of 2025, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

The consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through December 31, 2025, Bud's Plumbing earned revenue of $5.7 million and had net income of $0.1 million.

The seller note was due to mature on April 1, 2030; however, on  August 7, 2025, the seller note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 20, "Shareholders' Equity," for further discussion of the exchange.

Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $23.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. During the fourth quarter of 2025, funds that had been held in escrow for the purposes of indemnification claims of $0.8 million were released to the Company. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the fourth quarter of 2025.  Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. As further discussed in Note 22, "Segmented Information," Roundhouse is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s eighth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The consolidated statements of operations include the earnings of Roundhouse from the date of acquisition. From the date of acquisition through December 31, 2025, Roundhouse earned revenue of $9.7 million and had net income of $3.0 million, primarily related to a tax benefit recognized for the partial release of the Company's deferred tax valuation allowance related to the acquired deferred tax liabilities.

AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain)

On August 1, 2025, the Company (through its newly formed subsidiary, Advanced Plumbing & Drain LLC) acquired substantially all of the assets and certain specified liabilities of AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $3.9 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of $0.1 million that was paid to the Company during the first quarter of 2026. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.5 million, which is subject to certain conditions, including growth in adjusted EBITDA for Advanced Plumbing during the three-year period following the acquisition date.

Advanced Plumbing, based in Cleveland, Ohio, is a provider of various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 22, "Segmented Information," Advanced Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s ninth acquisition under its novel CEO Accelerator program and the second business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The consolidated statements of operations include the earnings of Advanced Plumbing from the date of acquisition. From the date of acquisition through December 31, 2025, Advanced Plumbing earned revenue of $2.9 million and had net loss of $0.3 million.

Efficient Plumbing, LLC (d/b/a Southside Plumbing)

On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $4.7 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the first quarter of 2026. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.125 million, which is subject to certain conditions, including growth in adjusted EBITDA for Southside Plumbing during the three-year period following the acquisition date. The 20% noncontrolling interest in Southside Plumbing is redeemable by the holder of the noncontrolling interest and includes a put option redemption feature that is outside of the Company’s control; therefore, the 20% interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity in the consolidated balance sheets. See Note 19, "Redeemable Noncontrolling Interest," for further discussion related to the redeemable noncontrolling interest.

Southside Plumbing, based in Omaha, Nebraska, is a provider of various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 22, "Segmented Information," Southside Plumbing is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s tenth acquisition under its novel CEO Accelerator program and the third business operated under the Kingsway Skilled Trades platform and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The consolidated statements of operations include the earnings of Southside Plumbing from the date of acquisition. From the date of acquisition through December 31, 2025, Southside Plumbing earned revenue of $1.7 million and had net loss of $0.4 million.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions") for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of $0.3 million that was paid to the Company during the third quarter of 2025. Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider.  As further discussed in Note 22, "Segmented Information," Image Solutions is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s sixth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

During the third quarter of 2025, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party. The consolidated statements of operations include the earnings of Image Solutions from the date of acquisition. From the September 26, 2024 date of acquisition through December 31, 2024, Image Solutions earned revenue of $2.5 million and had a net loss of $0.1 million.

Summary Information

The following table summarizes the purchase price for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing	Image Solutions
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025	September 26, 2024
Purchase price:
Cash paid at closing	$3,829	$20,201	$2,652	$4,040	$20,354
Working capital adjustment	31	(27)	(135)	(47)	(309)
Seller note	1,100	—	420	420	—
Release of indemnity escrow	—	(763)	—	—	—
Seller phantom equity awards	—	3,328	—	—	—
Contingent consideration	—	—	790	190	—
Total purchase price	$4,960	$22,739	$3,727	$4,603	$20,045

The estimated fair value of the Roundhouse seller phantom equity awards at the acquisition date of $3.3 million was determined based on the economic value of the phantom equity as of the acquisition date, which was derived from the fair value of Roundhouse, net of any debt, and is recorded in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2025. See Note 23, "Fair Value of Financial Instruments," for further discussion related to the seller phantom equity awards.

The estimated fair value of the Advanced Plumbing and Southside Plumbing contingent consideration obligations at the respective acquisition dates of $0.8 million and $0.2 million, respectively, were determined using a Monte Carlo simulation based on forecasted future results, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets. See Note 23, "Fair Value of Financial Instruments," for further discussion related to contingent consideration.

The following table summarizes the allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing	Image Solutions
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025	September 26, 2024
Purchase price	$4,960	$22,739	$3,727	$4,603	$20,045

Cash and cash equivalents	$308	$333	$23	$94	$293
Service fee receivable	46	4,259	465	334	575
Property and equipment	173	2,355	610	1,087	85
Intangible asset not subject to amortization - trade name	3,100	1,220	1,600	1,100	1,500
Intangible asset subject to amortization - customer relationships	500	11,000	1,100	1,000	11,100
Other assets - other receivables, inventory and prepaid expenses	226	894	130	58	1,030
Total assets	$4,353	$20,061	$3,928	$3,673	$14,583

Accrued expenses and other liabilities	$388	$2,878	$718	$231	$799
Debt	—	—	—	498	—
Income taxes payable	—	302	—	—	—
Net deferred income tax liabilities	—	2,927	—	—	—
Total liabilities	$388	$6,107	$718	$729	$799

Total identifiable assets and liabilities	$3,965	$13,954	$3,210	$2,944	$13,784

Redeemable noncontrolling interest	$—	$—	$—	$875	$—

Excess purchase price allocated to goodwill	$995	$8,785	$517	$2,534	$6,261

The fair value of the acquired service fee receivables in the table above are equivalent to their gross contractual amounts.

The fair value of the 20% redeemable noncontrolling interest in Southside Plumbing at the date of acquisition of $0.9 million was estimated by applying a market approach, utilizing a discount rate of 20%.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Unaudited Pro Forma Summary

The pro forma summaries below are presented for illustrative purposes only and do not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable.

2025 Acquisitions

The following unaudited pro forma summary presents the Company's consolidated financial statements for the years ended  December 31, 2025 and December 31, 2024 as if Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing had been acquired on January 1, 2024. The pro forma results primarily include purchase accounting adjustments related to the acquisitions of Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Roundhouse and Southside Plumbing acquisitions (see Note 11, "Debt"), tax related adjustments and acquisition-related expenses.

(in thousands, except per share data)		Years ended December 31
	2025	2024
Revenues	$153,951	$141,036
Loss from continuing operations attributable to common shareholders	$(11,793)	$(8,950)
Basic loss per share - continuing operations	$(0.42)	$(0.33)
Diluted loss per share - continuing operations	$(0.42)	$(0.33)

2024 Acquisition

The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2024 as if Image Solutions had been acquired on January 1, 2023. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Image Solutions, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Image Solutions acquisition (see Note 11, "Debt") and acquisition-related expenses.

(in thousands, except per share data)	Year ended December 31,
2024
Revenues	$116,224
Loss from continuing operations attributable to common shareholders	$(9,747)
Basic loss per share - continuing operations	$(0.36)
Diluted loss per share - continuing operations	$(0.36)

NOTE 5 DISCONTINUED OPERATIONS

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

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage. During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette. On August 16, 2024, the Company completed the sale of VA Lafayette to an entity associated with a current holder of the Company's Class B Preferred Stock.  Refer to Note 24, "Related Parties," for further disclosure.  The purchase price paid by the purchaser at the closing consisted of $1.3 million in cash plus the assumption of the unpaid principal balance as of the closing of the LA Mortgage of approximately $11.8 million, netting cash proceeds of $1.1 million to Kingsway after expenses. During the year ended December 31, 2024, the Company recognized a loss on disposal of VA Lafayette of $0.6 million.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the consolidated statements of operations for the year ended  December 31, 2024 is presented below:

(in thousands)	Year ended December 31,
2024
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$890
Total revenues	890
Expenses:
Cost of services sold	136
General and administrative expenses	128
Leased real estate segment interest expense	218
Total expenses	482
Non-operating other revenue	30
Income from discontinued operations before income tax expense	438
Income tax expense	—
Income from discontinued operations, net of taxes	$438

For the year ended  December 31, 2024, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the consolidated statements of operations for the year ended  December 31, 2024 is comprised of $0.6 million of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

NOTE 6 VARIABLE INTEREST ENTITIES

(a)	Consolidated VIE

Argo Holdings Fund I, LLC

The Company holds a 43.4% investment in Argo Holdings at December 31, 2025 and December 31, 2024. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2025 and December 31, 2024.

The following table summarizes the assets and liabilities related to the VIE consolidated by the Company at December 31, 2025 and December 31, 2024:

(in thousands)	December 31,
	2025	2024
Assets
Limited liability investment, at fair value	$3,476	$2,859
Cash and cash equivalents	15	222
Other receivables	—	7
Accrued investment income	526	430
Total Assets	4,017	3,518
Liabilities
Accrued expenses and other liabilities	121	618
Total Liabilities	$121	$618

No arrangements exist requiring the Company to provide additional funding to the consolidated VIE in excess of the Company’s unfunded commitments to its consolidated VIE. At December 31, 2025 and December 31, 2024, the Company had no unfunded commitments. There are no restrictions on assets consolidated by the VIE. There are no structured settlements of liabilities consolidated by the VIE. Creditors have no recourse to the general credit of the Company as the primary beneficiary of the VIE.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2025 and December 31, 2024, the Company had no unfunded commitments to its non-consolidated VIEs.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2025 and December 31, 2024:

(in thousands)	December 31,
	2025		2024
		Maximum Loss		Maximum Loss
	Carrying Value	Exposure	Carrying Value	Exposure
Investments in non-consolidated VIEs	$691	$691	$692	$692

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2025 and December 31, 2024:

(in thousands)	December 31,
	2025		2024
	Carrying		Carrying
	Value	Percent of total	Value	Percent of total
Investments in non-consolidated VIEs:
Non-real estate related	691	100.0%	692	100.0%
Total investments in non-consolidated VIEs	$691	100.0%	$692	100.0%

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2025 and December 31, 2024. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2025	2024
Assets	$191,948	$191,796
Liabilities	$290,980	$283,737
Equity	$(99,032)	$(91,941)

(in thousands)	Years ended December 31,
	2025	2024
Net income	$10,368	$7,965

NOTE 7 INVESTMENTS

Investments at December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	December 31,
	2025	2024
Fixed maturities, at fair value (amortized cost of $37,005 and $38,117, respectively)	$36,765	$36,963
Limited liability investments	649	650
Limited liability investment, at fair value	3,476	2,859
Investments in private companies, at adjusted cost	575	696
Short-term investments, at cost which approximates fair value	178	169
Total investments	$41,643	$41,337

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at December 31, 2025 and December 31, 2024 are summarized in the tables shown below:

(in thousands)	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,441	$97	$47	$13,491
States, municipalities and political subdivisions	1,788	3	20	1,771
Mortgage-backed	9,965	79	226	9,818
Asset-backed	1,365	10	11	1,364
Corporate	10,446	58	183	10,321
Total fixed maturities	$37,005	$247	$487	$36,765

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,561	$11	$218	$13,354
States, municipalities and political subdivisions	2,846	2	73	2,775
Mortgage-backed	10,309	10	433	9,886
Asset-backed	1,346	2	22	1,326
Corporate	10,055	9	442	9,622
Total fixed maturities	$38,117	$34	$1,188	$36,963

The table below summarizes the Company's fixed maturities at December 31, 2025 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2025
		Estimated Fair
	Amortized Cost	Value
Due in one year or less	$7,210	$7,147
Due after one year through five years	23,086	23,102
Due after five years through ten years	2,731	2,731
Due after ten years	3,978	3,785
Total	$37,005	$36,765

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance has been established as of December 31, 2025 and December 31, 2024. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,477	$21	$2,370	$26	$4,847	$47
States, municipalities and political subdivisions	300	—	1,088	20	1,388	20
Mortgage-backed	336	1	3,433	225	3,769	226
Asset-backed	—	—	417	11	417	11
Corporate	408	—	6,113	183	6,521	183
Total fixed maturities	$3,521	$22	$13,421	$465	$16,942	$487

(in thousands)					December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,417	$28	$7,984	$190	$10,401	$218
States, municipalities and political subdivisions	331	1	1,981	72	2,312	73
Mortgage-backed	3,006	57	5,477	376	8,483	433
Asset-backed	254	—	756	22	1,010	22
Corporate	966	10	7,274	432	8,240	442
Total fixed maturities	$6,974	$96	$23,472	$1,092	$30,446	$1,188

At December 31, 2025 and  December 31, 2024, there are approximately 124 and 191 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at December 31, 2025 and  December 31, 2024. The Company considers many factors in evaluating whether the unrealized losses were credit-related, including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at  December 31, 2025 and  December 31, 2024.

The establishment of an impairment loss on an investment requires a number of judgments and estimates. Refer to the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion & Analysis for further information regarding the Company's detailed analysis and factors considered in recording an impairment loss on an investment.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments, limited liability investments or investments in private companies for the years ended December 31, 2025 and December 31, 2024.

At December 31, 2025, the Company has no unfunded commitments related to limited liability investments or limited liability investment, at fair value.

For the years ended December 31, 2025 and December 31, 2024, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

Net investment income for the years ended December 31, 2025 and December 31, 2024 is comprised as follows:

(in thousands)	Years ended December 31,
	2025	2024
Investment income
Interest from fixed maturities	$1,402	$1,305
Dividends	41	50
Loss from limited liability investments	(1)	(162)
Other	323	387
Gross investment income	1,765	1,580
Investment expenses	(138)	(148)
Net investment income	$1,627	$1,432

Net realized and unrealized investment gains for the years ended  December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	Years ended December 31,
	2025	2024
Net realized gains	$97	$1,557
Net loss on equity investments	—	(3)
Gain on change in fair value of limited liability investment, at fair value	617	342
Net realized and unrealized investment gains	$714	$1,896

For the year ended December 31, 2024, net loss on equity investments relates to net losses recognized on equity investments sold during the period.

Net realized gains on investments for the years ended December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	Years ended December 31,
	2025	2024
Available-for-sale fixed maturities:
Gross realized gains	$3	$71
Gross realized losses	(86)	—
Net realized gains on available-for-sale fixed maturities	(83)	71
Limited liability investments	—	4
Limited liability investment, at fair value	153	1,369
Investments in private companies	27	113
Net realized gains	$97	$1,557

Proceeds from sales of available-for-sale fixed maturities were $0.7 million and less than $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 8 GOODWILL

The following table summarizes goodwill activity for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Kingsway Search Xcelerator	Extended Warranty	Corporate	Total
Balance, December 31, 2023	$18,473	$31,153	$732	$50,358
Acquisition	6,486	—	—	6,486
Measurement period adjustments	412	—	—	412
Impairment	—	—	(732)	(732)
Balance, December 31, 2024	25,371	31,153	—	56,524
Acquisitions	12,831	—	—	12,831
Measurement period adjustments	(225)	—	—	(225)
Balance, December 31, 2025	$37,977	$31,153	$—	$69,130

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," during 2025, the Company recorded goodwill of $12.8 million related to the acquisitions of Bud's Plumbing ($1.0 million), Roundhouse ($8.8 million), Advanced Plumbing ($0.5 million) and Southside Plumbing ($2.5 million). The goodwill related to the Roundhouse, Advanced Plumbing and Southside Plumbing acquisitions is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocations within the next three months. The estimates, allocations and calculations recorded at December 31, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

During 2024, the Company recorded goodwill of $6.5 million related to the acquisition of Image Solutions on September 26, 2024.  The goodwill related to this acquisition was provisional and subject to adjustment during the measurement period. During the second quarter of 2025, the Company recorded a measurement period adjustment, related to acquisition of Image Solutions, that increased goodwill by $0.1 million due to changes in the estimated fair value of inventory. Also during 2025, the Company settled the working capital true-up, related to the acquisition of Image Solutions, that decreased goodwill by $0.3 million.

During 2024, the Company recorded measurement period adjustments, related to the acquisitions of SPI on September 7, 2023 and DDI on October 26, 2023, that increased goodwill by $0.4 million.  These measurement period adjustments related to changes in the estimated fair values of certain assets acquired.

At each of  December 31, 2025 and December 31, 2024, accumulated goodwill impairment losses were $0.7 million.

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

Based upon the impairment assessments performed at November 30, 2025, no impairment charges were recorded against goodwill in 2025.  Based upon the impairment assessments performed at November 30, 2024, the Company recorded an impairment charge of $0.7 million during 2025 related to the Argo Management reporting unit. The fair value of the Argo Management reporting unit was estimated using a discounted cash flow analysis that includes estimates of future cash flows expected to be generated by the business and recent market transactions related to the investments owned by Argo Holdings.  The decline in fair value is primarily due to reduced estimated future cash flows as a result of fewer investments remaining in the Argo Holdings, which is an expected result as Argo Holdings’ investments continue to be acquired.  No impairment charges were recorded against goodwill for the Company's other reporting units in 2024, as the estimated fair values of the Company's other reporting units exceeded their respective carrying values.

NOTE 9 INTANGIBLE ASSETS

Intangible assets at December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)				December 31, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Amortization	Impairment Losses	Value
Intangible assets subject to amortization
Customer relationships	$65,112	$33,867	—	$31,245
Developed technology	651	146	—	505
Intangible assets not subject to amortization
Trade names	23,337	—	2,822	20,515
Total	$89,100	$34,013	$2,822	$52,265

(in thousands)				December 31, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Amortization	Impairment Losses	Value
Intangible assets subject to amortization
Customer relationships	$51,242	$25,765	$—	$25,477
Developed technology	600	79	—	521
Intangible assets not subject to amortization
Trade names	16,167	—	2,116	14,051
Total	$68,009	$25,844	$2,116	$40,049

As further discussed in Note 4, "Acquisitions," the Company recorded the following intangible assets related to the acquisitions that occurred during  2025 and 2024:

(in thousands)	Image Solutions	Buds Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
Acquisition Date	September 26, 2024	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Customer Relationships	$11,100	$500	$11,000	$1,100	$1,000
Amortization Period	13 years	6 years	12 years	9 years	9 years
Trade Name	$1,500	$3,100	$1,220	$1,600	$1,100
Amortization Period	Indefinite	Indefinite	Indefinite	Indefinite	Indefinite
Total Intangibles	$12,600	$3,600	$12,220	$2,700	$2,100

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The intangible assets related to the Roundhouse, Advanced Plumbing and Southside Plumbing acquisitions are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation within the next three months. The estimates, allocations and calculations recorded at December 31, 2025 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.  In addition to the above, during the year ended December 31, 2025, the Company had other immaterial acquisitions of assets that resulted in intangible assets related to customer relationships of $0.3 million, developed technology of $0.1 million and trade name of $0.2 million.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $8.2 million and $6.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. The estimated aggregate future amortization expense of all intangible assets is $8.0 million for 2026, $6.3 million for 2027, $4.8 million for 2028, $3.6 million for 2029, $2.5 million for 2030 and $6.5 million thereafter.

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

At each quarter end of the first through third quarters of 2025 and 2024 and at November 30, 2025 and November 30, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges of $0.7 million and $2.1 million for the years ended December 31, 2025 and  December 31, 2024, respectively, related to the CSuite, Ravix and SNS indefinite-lived trade names.  The fair value of the CSuite ($0.8 million), Ravix ($1.4 million) and SNS ($2.2 million) trade names at  December 31, 2025 were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)		December 31, 2025
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$526	$346	$180
Furniture and fixtures	262	211	51
Computer hardware	2,088	1,184	904
Medical equipment	746	378	368
Vehicles	2,924	278	2,646
Machinery and equipment	2,395	190	2,205
Total	$8,941	$2,587	$6,354

(in thousands)		December 31, 2024
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$583	$346	$237
Furniture and fixtures	256	228	28
Computer hardware	1,675	874	801
Medical equipment	701	263	438
Vehicles	72	9	63
Total	$3,287	$1,720	$1,567

During 2025, the Company acquired vehicles and machinery and equipment with an estimated fair value of $2.4 million and $1.7 million, respectively, as part of the acquisitions of Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing.

For the years ended December 31, 2025 and December 31, 2024, depreciation expense on medical equipment and certain computer hardware of $0.3 million and $0.2 million, respectively, is included in cost of services sold in the consolidated statements of operations.  For the years ended December 31, 2025 and December 31, 2024, depreciation expense on all other property and equipment of $0.8 million and $0.5 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

NOTE 11 DEBT

Debt consists of the following instruments at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025		December 31, 2024
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$36,135	$35,551	$23,493	$23,100
KSX Revolvers	2,053	2,053	950	950
Extended Warranty Term Loan and DDTL	15,504	15,438	19,163	19,078
Extended Warranty Revolver	2,000	2,000	1,000	1,000
Total bank loans	55,692	55,042	44,606	44,128
Notes payable:
KSX Notes Payable	1,164	1,016	—	—
KSX Vehicle Loans	630	630	—	—
KSX Equipment Loans	326	326	—	—
Total notes payable	2,120	1,972	—	—
Subordinated debt	15,000	13,698	15,000	13,409
Total Debt	$72,812	$70,712	$59,606	$57,537

All of the KSX and Extended Warranty indebtedness arises from individual, stand-alone credit agreements with the applicable Company subsidiary.  None of such indebtedness is guaranteed by the Company or any other subsidiary or affiliate of the Company other than the borrower entity and its direct subsidiary, if any, and there are no cross-collateral, cross-default or similar provisions in the credit agreements.

Term loans are carried in the consolidated balance sheets at their amortized cost, which reflects the monthly or quarterly pay-down of principal, as well as amortization of any debt discount and issuance costs using the effective interest rate method.

The various bank loans contain a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the respective bank loan agreements that, among other things, restrict the respective borrower’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

The contractual maturities of the Company's principal debt balances as of December 31, 2025 were as follows:

(in thousands)	Principal Maturities
2026	$9,706
2027	12,207
2028	8,639
2029	12,812
2030	6,834
Thereafter	22,614
Total	$72,812

(a)	Bank loans - KSX:

Ravix

As part of the acquisition of Ravix Group Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix.  The term loan was due to mature on  October 1, 2027.

The Ravix term loan has a carrying value of  $8.3 million and $6.5 million as of  December 31, 2025 and December 31, 2024, respectively.  The Ravix revolver has a carrying value of $0.5 million at  December 31, 2025 and December 31, 2024.

Since origination, the Ravix term loan and revolver have been amended as follows:

•	Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC. As a result of the acquisition of CSuite, on November 16, 2022, the Ravix term loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan; and (3) amend the maturity date and interest rate of the $1.0 million Ravix revolver. The $6.0 million supplemental term loan was due to mature on November 16, 2028 and had an annual interest rate equal to the Prime Rate plus 0.75%.
•	On July 23, 2024, Ravix, Ravix LLC and CSuite entered into a second amendment to the original Ravix term loan that provides for: (1) a principal prepayment of the original Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.
•	On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the Ravix term loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031; and (2) extending the maturity date of the revolver to February 7, 2027. In connection with the fourth amendment, Ravix used a portion of the proceeds to repay $6.4 million on the then outstanding term loan (original and supplemental).

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

As a result of the fourth amendment, the Ravix term loan and revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At  December 31, 2025, the interest rate was 7.25%.

The various amendments to the term loan and revolver were not deemed to be substantially different than prior to the amendment; therefore, the amendments were accounted for as modifications. The unamortized debt discount and issuance costs from the original Ravix term loan at the modification date of $0.1 million were recorded as loss on extinguishment of debt and are included in non-operating other revenue, net in the consolidated statement of operations for the year ended December 31, 2025, since the original and supplemental term loans were fully repaid as part of the modification.

The Ravix term loan, as amended, is secured by certain of the equity interests and assets of Ravix and CSuite.

SNS

The SNS term loan has a carrying value of $2.5 million and $3.8 million as of December 31, 2025 and December 31, 2024, respectively.  The SNS revolver has a carrying value of $1.0 and $0.5 million as of December 31, 2025 and December 31, 2024, respectively.

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Secure Nursing Service, Inc. (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2025, the interest rate was 7.25%.  The revolver matures on June 2, 2026 and the term loan matures on November 18, 2028. During 2025 and 2024, SNS borrowed $0.6 million and $0.4 million, respectively, under the revolver. As of December 31, 2025, the SNS revolver is fully drawn.

The SNS Loan is secured by certain of the equity interests and assets of SNS.

At each quarter end beginning March 31, 2024 through December 31, 2025, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended December 31, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

The DDI term loan has a carrying value of $4.2 million and $5.5 million as of December 31, 2025 and December 31, 2024, respectively.  The DDI revolver has a carrying value of  $0.2 million and zero as of December 31, 2025 and December 31, 2024, respectively.

As part of the asset acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2025, the interest rate was 7.25%.  Monthly principal payments on the term loan began on December 15, 2024.  The DDI revolver matures on November 1, 2026 and the term loan matures on October 26, 2029. During 2025, DDI borrowed $0.2 million and made principal repayments of less than $0.1 million under the revolver.

The DDI Loan is secured by certain of the equity interests and assets of DDI.

As of September 30, 2025 and December 31, 2025, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio.  The Company has entered into an amendment to the DDI Loan that waives the event of default for the fiscal quarter ended December 31, 2025.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Image Solutions

The Image Solutions term loan has a carrying value of  $6.7 million and  $7.4 million as of December 31, 2025 and December 31, 2024, respectively.  At  December 31, 2025 and December 31, 2024, the balance of the revolver was  zero.

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At December 31, 2025, the interest rate was  7.25%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.

The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

Roundhouse

The Roundhouse term loan has a carrying value of $10.3 million as of December 31, 2025.  At  December 31, 2025, the balance of the revolver was zero.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse (together, the "Roundhouse Loan"). The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%.  At December 31, 2025, the interest rate was 7.38%.  The Roundhouse term loan and revolver mature on July 1, 2035.

The Roundhouse Loan is secured by certain of the equity interests and assets of Roundhouse.

Kingsway Plumbing Holdco LLC ("KPH")

The KPH term loan had a carrying value of $3.6 million as of December 31, 2025. During the fourth quarter of 2025, KPH borrowed $0.4 million under the KPH revolver.

In 2025, the Company formed KPH, whose subsidiaries include Bud's Plumbing, Advanced Plumbing and Southside Plumbing. As part of the acquisition of Southside Plumbing on August 14, 2025, KPH and its subsidiaries borrowed from a bank a principal amount of $3.75 million in the form of a term loan, and established a $0.5 million revolver (together, the "KPH Loan").  The KPH term loan requires monthly payments of interest and has an annual fixed interest rate of 7.5%.  Monthly principal payments on the KPH term loan begin September 14, 2026.  The term loan matures on August 14, 2032. The KPH revolver requires monthly payments of interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.75%, or 7.5%. The KPH revolver matures on August 14, 2026.

The KPH Loan is secured by certain of the equity interests and assets of KPH.

(b)	Bank loans - Extended Warranty:

Kingsway Warranty Holdings LLC ("KWH")

The KWH term loan has a carrying value of $10.8 million and $13.2 million as of  December 31, 2025 and December 31, 2024, respectively. The KWH delayed draw term loan ("DDTL") has a carrying value of $4.7 million and $5.9 million as of  December 31, 2025 and December 31, 2024, respectively.  The KWH revolver has a carrying value of $2.0 million and $1.0 million as of  December 31, 2025 and December 31, 2024, respectively.

In 2019, the Company formed KWH, whose original subsidiaries included IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility.

The KWH term loan and revolver had an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%, and was to mature on December 1, 2025.

Since origination, the KWH term loan and revolver have been amended as follows:

•

On February 28, 2023, KWH entered into a second amendment that provides for an additional DDTL in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn KWH DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the KWH DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH revolver.

•

On  May 24, 2024, KWH entered into a third amendment that provides for: (1) a new term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029; and (2) a new DDTL in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029.  All or any portion of the DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the amended loan to repay the following outstanding borrowings: (1) $9.6 million related to the original term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.  The amended loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At December 31, 2025, the interest rate was 6.85%. During the third and fourth quarters of 2024, $6.0 million was borrowed under the amended KWH DDTL and $1.0 million was drawn on the KWH revolver.  As of December 31, 2024 and  December 31, 2025, the amended KWH DDTL is fully drawn.

•

On December 18, 2025, KWH entered into a fifth amendment to the revolver that provides for: (1) an increase to the KWH revolver commitment from $1.0 million to $5.0 million; and (2) amends to maturity date of the KWH revolver to March 31, 2027. During the fourth quarter of 2025, KPH borrowed $1.0 million under the KWH revolver.

The amendments were not deemed to be substantially different than prior to the amendments; therefore, the amendments were accounted for as a modification.  The unamortized debt discount and issuance costs from the original term loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt and are included in non-operating other revenue, net in the consolidated statement of operations for the year ended December 31, 2024 since the original debt was fully repaid as part of the modification.

The term loan and revolver, as amended, are secured by certain of the equity interests and assets of KWH and its subsidiaries.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

(c)	Notes payable:

As part of the acquisition of Bud's Plumbing on March 14, 2025, Bud's Plumbing became a wholly owned subsidiary of KPH, and together they borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note, to partially finance the acquisition of Bud's Plumbing (the "KPH Note").  The KPH Note was recorded at its estimated fair value of $1.1 million, which included the unpaid principal amount of $1.25 million as of the date of acquisition less a discount of $0.2 million.  The KPH Note required monthly payments of principal and interest and had an annual fixed interest rate of 6.00%.  The KPH Note was due to mature on April 1, 2030; however on  August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.  See Note 20, "Shareholders' Equity," for further discussion of the exchange.  The settlement of the KPH Note by issuing the Company's common shares is accounted for as a debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the KPH Note at the date of the exchange of $0.1 million is recorded as loss on extinguishment of debt and is included in non-operating other revenue, net in the consolidated statement of operations for the year ended December 31, 2025.

The following seller notes were entered into during 2025 in connection with various acquisitions which were used to partially finance the respective acquisitions:

•	Advanced Plumbing on August 1, 2025, principal amount of $0.5 million in the form of a promissory note; and
•	Southside Plumbing on March 14, 2025, principal amount of $0.5 million in the form of a promissory note.

(d)	Subordinated debt:

On May 22, 2003, a subsidiary trust of the Company, Kingsway DE Statutory Trust III, issued $15.0 million of 30-year capital securities to third-parties in a private transaction. A corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debenture bears interest at the rate of CME Term SOFR, plus a spread of 4.20%. The Company has the right to call these securities at par value any time after five years from its issuance until its maturity.

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 23, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income.

The change in fair value of the Company’s subordinated debt is recorded in the consolidated financial statements for the years ended  December 31, 2025 and  December 31, 2024 as follows:

(in thousands)	Years ended December 31,
	2025	2024
Increase (decrease) in fair value included in other comprehensive income (a)	$258	$(383)
Loss on change in fair value included in consolidated statement of operations	$31	$198
Increase (decrease) in fair value of subordinated debt	$289	$(185)

(a)	attributable to instrument-specific credit risk

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the years ended December 31, 2025 and  December 31, 2024 were as follows:

(in thousands)	Years ended December 31,
	2025	2024
Operating lease cost	$1,190	$613
Variable lease cost	203	251
Short-term lease cost	68	102

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The annual maturities of lease liabilities as of December 31, 2025 were as follows:

(in thousands)	Lease Commitments
2026	$1,550
2027	1,374
2028	1,130
2029	1,043
2030	1,020
2031 and thereafter	3,363
Total undiscounted lease payments	9,480
Imputed interest	2,176
Total lease liabilities	$7,304

The weighted-average remaining lease term for operating leases was 7.47 years and 4.61 years as of  December 31, 2025 and December 31, 2024, respectively. The weighted average discount rate of operating leases was 6.86% and 6.07% as of  December 31, 2025 and December 31, 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1.2 million and $0.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Supplemental non-cash information related to leases for the years ended December 31, 2025 and December 31, 2024 includes right-of-use assets acquired of $5.5 million and $2.0 million, respectively, in exchange for lease obligations of $5.5 million and $2.0 million, respectively.

(b)	Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third-party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceed the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within service fee and other revenue, and cost of services sold, respectively, upon delivery and installation of the equipment to the customer. For the years ended  December 31, 2025 and December 31, 2024, total revenue recognized from sales-type leases was $1.6 million and $0.8 million, respectively.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments. The following table disaggregates revenues from contracts with customers by revenue type for the years ended  December 31, 2025 and December 31, 2024:

(in thousands)		Years ended December 31,
		2025	2024

Vehicle service agreement fees	IWS, Geminus and PWI	$61,402	$60,513
Maintenance support service fees	Trinity	4,343	3,809
Warranty product commissions	Trinity	5,050	4,548
Business services consulting fees	Ravix, CSuite and Image Solutions	22,623	19,761
Healthcare services fees	SNS and DDI	17,940	17,269
Software license and support fees	SPI	3,750	3,482
Motor sales and repair service fees	Roundhouse	9,660	—
Skilled trades repair and service fees	Bud's Plumbing, Advanced Plumbing and Southside Plumbing	10,228	—
Service fee and other revenue		$134,996	$109,382

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2025 and December 31, 2024 were $13.8 million and $9.4 million, respectively. The increase in receivables from contracts with customers is primarily due to receivables related to Roundhouse, Advanced Plumbing and Southside Plumbing, which were acquired during the third quarter of 2025, as well as due to the timing difference between the Company's satisfaction of performance obligations and customer payments.  At December 31, 2023, service fee receivable, net was $10.1 million.  The decrease in receivables from contracts with customers from December 31, 2023 to December 31, 2024 is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments; partially offset by an increase related to Image Solutions receivables which were acquired on  September 26, 2024.

Service fee receivable is reported net of an estimated allowance for credit losses at December 31, 2025 and December 31, 2024 of $1.1 million and $0.6 million, respectively. During the years ended December 31, 2025 and  December 31, 2024, the Company recorded an increase to its allowance for credit losses of $0.6 million and $0.6 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified. The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of $0.1 million and $0.2 million during the years ended  December 31, 2025 and December 31, 2024, respectively.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded. Changes in contract asset for the years ended December 31, 2025 and  December 31, 2024 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2023	$1,688
Contract asset additions	1,093
Amounts transferred to service fee receivables	(521)
Write-off of contract asset balances	(40)
Measurement period adjustment related to SPI	(342)
Balance, December 31, 2024	1,878
Contract asset additions	1,086
Amounts transferred to service fee receivables	(897)
Write-off of contract asset balances	(10)
Balance, December 31, 2025	$2,057

The contract asset is reported net of an estimated allowance for credit losses of zero at December 31, 2025 and December 31, 2024. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified. During the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of SPI on September 7, 2023 that decreased the estimated value of the contract asset by $0.3 million.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations.  Changes in deferred service fees for the years ended  December 31, 2025 and December 31, 2024 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2023	$83,995
Deferral of revenue	63,506
Recognition of deferred service fees	(64,393)
Balance, December 31, 2024	83,108
Deferral of revenue	63,616
Recognition of deferred service fees	(59,570)
Balance, December 31, 2025	$87,154

The increase in deferred service fees during the year ended December 31, 2025 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2025.  The decrease in deferred service fees during the year ended December 31, 2024 is primarily due to deferred service fees recognized in excess of additions to deferred service fees during the year ended December 31, 2024.

Approximately $43.4 million and $44.3 million of service fee and other revenue recognized during the years ended December 31, 2025 and December 31, 2024 was included in deferred service fees as of December 31, 2024 and December 31, 2023, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and other revenue approximately 53.6% of the outstanding performance obligations of December 31, 2025.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  The deferred contract costs balances and related amortization expense for the years ended  December 31, 2025 and December 31, 2024 are comprised as follows:

(in thousands)	Years ended December 31, 2025			Years ended December 31, 2024
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at January 1, net	$13,808	$81	$13,889	$13,653	$81	$13,734
Additions	11,324	26	11,350	9,595	24	9,619
Amortization	(10,313)	(19)	(10,332)	(9,440)	(24)	(9,464)
Balance at December 31, net	$14,819	$88	$14,907	$13,808	$81	$13,889

No impairment losses related to deferred contract costs were recorded in 2025 or 2024.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

NOTE 14 INCOME TAXES

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

The following table presents the components of consolidated loss from continuing operations before income tax benefit:

(in thousands)	Years ended December 31,
	2025	2024

Domestic	$(13,744)	$(8,256)
Foreign	(260)	(4)
Loss from continuing operations before income tax benefit	$(14,004)	$(8,260)

The following table presents the components of income tax benefit:

(in thousands)	Years ended December 31,
	2025	2024

Current income tax expense
Federal	$—	$1
State and local	321	389
Total current income tax expense	321	390
Deferred income tax benefit
Federal	(3,866)	(352)
State and local	(207)	(185)
Total deferred income tax benefit	(4,073)	(537)
Income tax benefit	$(3,752)	$(147)

Income tax benefit varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S Federal Statutory tax rate	$(2,941)	21.0%	$(1,735)	21.0%
State and local income taxes, net of federal income tax effects (a)	90	(0.6)%	161	(1.9)%
Foreign tax effects	55	(0.4)%	1	0.0%
Changes in valuation allowances	(1,204)	8.6%	1,364	(16.5)%
Nontaxable or non deductible items:
Shared-based payments awards	(56)	0.4%	(823)	10.0%
Non-deductible compensation	217	(1.5)%	966	(11.7)%
Non-deductible transactions costs	151	(1.1)%	3	0.0%
Earnings of noncontrolling interests	(93)	0.7%	(166)	2.0%
Other	29	(0.2)%	82	(1.0)%
Effective tax rate	$(3,752)	26.8%	$(147)	1.8%

(a)	State taxes in California, Florida and Texas for 2025 made up the majority (greater than 50%) of the tax effect in this category.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2025	2024
Deferred income tax assets:
Losses carried forward	$134,226	$132,150
Unpaid loss and loss adjustment expenses and unearned premiums	4,002	3,790
Intangible assets	649	860
Investments	25	109
Deferred revenue	247	247
Compensation	279	219
Other	510	465
Valuation allowance	(129,412)	(130,707)
Deferred income tax assets	$10,526	$7,133
Deferred income tax liabilities:
Indefinite life intangibles	$(4,178)	$(3,899)
Depreciation and amortization	(1,016)	(140)
Fair value of debt	(273)	(334)
Intangible assets	(2,875)	(1,892)
Deferred revenue	(1,762)	(1,605)
Deferred acquisition costs	(3,130)	(2,913)
Other	(517)	(721)
Deferred income tax liabilities	$(13,751)	$(11,504)
Net deferred income tax liabilities	$(3,225)	$(4,371)

The Company maintains a valuation allowance for its gross deferred income tax assets of $129.4 million (U.S. operations - $129.4 million; Other - less than $0.1 million) and $130.7 million (U.S. operations - $130.7 million; Other - less than $0.1 million) at December 31, 2025 and December 31, 2024, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2025 and December 31, 2024 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

The Company carries net deferred income tax liabilities of $3.2 million and $4.4 million at December 31, 2025 and December 31, 2024, respectively, that consists of:

•	$4.1 million and $3.9 million of deferred income tax liabilities related to indefinite life intangible assets; and
•	$1.4 million and $0.2 million of deferred income tax assets related to indefinite life tax attribute carryforwards; and
•	$0.5 million and $0.7 million of deferred state income tax liabilities.

In 2025, the Company decreased its valuation allowance by $1.3 million primarily due to deferred tax liabilities assumed from corporate acquisitions.

In 2024, the Company increased its valuation allowance by $1.3 million primarily due to an increase in deferred tax assets created as a result of its net operating loss.

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $628.0 million, are as follows:

		Net operating loss
Year of net operating loss	Expiration date	(in thousands)

2009	2029	$384,280
2010	2030	92,058
2011	2031	39,866
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848
2025	Indefinite	4,941
2025	2040	1,127

In addition, not reflected in the table above, are net operating loss carryforwards of (i) $4.0 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $0.3 million relating to non-U.S. operations, which losses will expire over various years through 2045.

At  December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits.  The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax benefit.

On July 4, 2025, the “One Big Beautiful Bill” P.L. 119-21 was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we have started reflecting in 2025.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The federal income tax returns of the Company's U.S. operations for the years through 2021 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2020 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

NOTE 15 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the years ended December 31, 2025 and December 31, 2024:

(in thousands, except per share data)	Years ended December 31,
	2025	2024
Numerator:
Loss from continuing operations	$(10,252)	$(8,113)
Less: net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	(479)	(977)
Less: dividends on preferred stock	(1,186)	(179)
Numerator used in calculating basic loss per share from continuing operations attributable to common shareholders	$(11,917)	$(9,269)
Numerator used in calculating diluted loss per share from continuing operations attributable to common shareholders	$(11,917)	$(9,269)
Loss from discontinued operations	—	(182)
Numerator used in calculating diluted loss per share - net loss attributable to common shareholders	$(11,917)	$(9,451)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	27,862	27,192
Weighted average diluted shares
Weighted average common shares outstanding	27,862	27,192
Effect of potentially dilutive securities (a)
Stock options	—	—
Unvested restricted stock awards	—	—
Convertible preferred stock	—	—
Total weighted average diluted shares	27,862	27,192
Basic loss attributable to common shareholders:
Continuing operations	$(0.43)	$(0.34)
Discontinued operations	$—	$(0.01)
Basic loss per share - net loss attributable to common shareholders	$(0.43)	$(0.35)
Diluted loss attributable to common shareholders:
Continuing operations	$(0.43)	$(0.34)
Discontinued operations	$—	$(0.01)
Diluted loss per share - net loss attributable to common shareholders	$(0.43)	$(0.35)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method.  Because the Company is reporting a loss from continuing operations attributable to common shareholders for the years ended December 31, 2025 and  December 31, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive

Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted loss per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the diluted loss per share calculations above because they would have had an antidilutive effect on the loss per share:

	Years ended December 31,
	2025	2024
Stock options	265,000	265,000
Unvested restricted stock awards	320,920	443,302
Convertible preferred stock	1,710,526	868,421
Total	2,296,446	1,576,723

NOTE 16 STOCK-BASED COMPENSATION

On September 21, 2020, the Company's shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan replaced the Company's previous 2013 Equity Incentive Plan with respect to the granting of future equity awards. The 2020 Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Shares, Restricted Stock Units, Performance Share Awards, Dividend Equivalent Rights, Other Stock-Based Awards and Cash-Based Awards (collectively "Awards"). Under the 2020 Plan, an aggregate of 1.6 million common shares will be available for all Awards, subject to adjustment in the event of certain corporate transactions.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

(a)	Restricted Stock Awards of the Company

Under the 2020 Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "Restricted Stock Awards"). The Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the Restricted Stock Awards are determined using the closing price of Kingsway common stock on the date of grant. During the year ended  December 31, 2025, 122,382 shares of the Restricted Stock Awards became fully vested.  No awards were granted during the year ended  December 31, 2025. Total unamortized compensation expense related to unvested Restricted Stock Awards at December 31, 2025 was $1.4 million.

The following table summarizes the activity related to unvested Restricted Stock Awards during the year ended December 31, 2025:

		Weighted-Average
	Number of Restricted	Grant Date Fair Value
	Stock Awards	(per Share)
Unvested at December 31, 2024	443,302	$5.01
Vested	(112,894)	5.04
Vested and Settled for Tax Withholding	(9,488)	8.10
Unvested at December 31, 2025	320,920	$4.91

Stock-based compensation expense related to the Restricted Stock Awards was $0.6 million and $0.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(b)	Restricted Common Unit Awards of Subsidiaries

Certain subsidiaries of the Company have granted restricted Class B common unit awards to officers of the various KSX subsidiaries pursuant to restricted unit award agreements (“KSX RUAs”).  The KSX RUAs vest based on service and the achievement of criteria based on the IRR of the respective operating companies.  The grant date fair value of the KSX RUAs are estimated using the Black-Scholes option pricing model (Ravix RUA only) or the Monte Carlo simulation model.  The service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

The following table summarizes the KSX RUA activity during the year ended December 31, 2025:

Subsidiary RUA	Unvested 12/31/2024	Weighted-Average Grant-Date FV per Share at 12/31/24	Granted	Vested	Unvested 12/31/2025	Weighted-Average Grant-Date FV per Share at 12/31/25
Ravix RUA	49,695	$3.08	—	(17,361)	32,334	$3.08
SNS RUA	36,979	$5.70	—	(6,250)	30,729	$5.50
SPI RUA	89,625	$1.09	—	(20,833)	68,792	$1.05
DDI RUA	91,361	$4.07	—	(20,833)	70,528	$3.94
IMSO RUA	115,667	$6.12	—	(26,042)	89,625	$5.93
KPH RUA	—	—	199,000	(83,333)	115,667	$0.98
Roundhouse RUA	—	—	199,000	(83,333)	115,667	$2.85
Total	383,327		398,000	(257,985)	523,342

The table below summarizes information about the KSX RUA's outstanding at December 31, 2025:

(in thousands, except units granted)				Stock Based Compensation Expense
			Unamortized	Years ended
Subsidiary RUA	Units Granted	Date of Grant	Compensation Expense	December 31, 2025	December 31, 2024
Ravix RUA	199,000	October 1, 2021	$—	$77	$102
SNS RUA	75,000	November 18, 2022	62	74	74
SPI RUA	199,000	September 7, 2023	57	31	31
DDI RUA	199,000	October 26, 2023	232	115	115
IMSO RUA	199,000	October 26, 2024	496	170	607
KPH RUA	199,000	March 14, 2025	92	106	—
Roundhouse RUA	199,000	July 1, 2025	290	310	—
Total	1,269,000		$1,229	$883	$929

On March 14, 2025, KPH, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Bud's Plumbing pursuant to an agreement dated March 14, 2025 ("KPH RUA"). The KPH RUA had a weighted-average grant date fair value of $0.85 per Class B common unit. The grant-date fair value of the KPH RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 34% and risk-free interest rate of 4.26%.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

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

On July 1, 2025, Longhorns LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of Roundhouse pursuant to an agreement dated July 1, 2025 ("Roundhouse RUA"). The Roundhouse RUA has a weighted-average grant date fair value of $3.01 per Class B common unit. The grant-date fair value of the Roundhouse RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 43% and risk-free interest rate of 4.22%.

(c)	Stock Options

Under the 2020 Plan, the Company granted 265,000 stock option awards to certain employees of the Company during the second quarter of 2024 (the "Stock Options"). The Stock Options vest and become exercisable ratably over a five-year period and expire ten years after the date of grant. The Stock Options are amortized on a straight-line basis over the exercise period.  The Company did not grant any stock options during year ended December 31, 2025.

The following table summarizes the stock option activity during the year ended December 31, 2025:

(in thousands, except per share data)
			Weighted-
			Average
	Number of	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2024	265,000	$10.00	9.4	$—
Granted	—	—
Outstanding at December 31, 2025	265,000	$10.00	8.4	$914
Exercisable at December 31, 2025	53,000	$10.00	8.4	$183

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2025 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the December 31, 2025 market price exceeds the exercise price.

Stock-based compensation expense related to the Stock Options was $0.2 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.  Total unamortized compensation expense related to unvested Stock Options at December 31, 2025 was $0.7 million.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for the Stock Options granted during the year ended December 31, 2024 were as follows:

Years ended December 31,
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

The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2025 and December 31, 2024 totaled $0.2 million and $0.2 million, respectively.

NOTE 17 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $23,500 and $23,000 in 2025 and 2024, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2025 and December 31, 2024 totaled $0.6 million and $0.5 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2025.

NOTE 18 REDEEMABLE PREFERRED STOCK

At December 31, 2025, the Company had three series of redeemable preferred stock ("Preferred Stock") outstanding.  In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. For each series of the Preferred Stock outstanding, the holder has the option to convert each share of Preferred Stock into 2.6316 common shares at any time; however, if not converted, they are required to be redeemed on certain dates.  As such, the Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

The following table summarizes the Company's redeemable preferred stock outstanding at  December 31, 2025:

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

Accrued dividends declared for each series of Preferred Stock, which is included in accrued expenses and other liabilities in the consolidated balance sheets, at December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024

Class B Preferred	$166	$166
Class C Preferred	121	—
Class D Preferred	40	—
Total	$327	$166

NOTE 19 REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest represents a 20% noncontrolling ownership in Southside Plumbing, which was acquired on August 14, 2025. Redeemable noncontrolling interest is presented outside of permanent equity in the consolidated balance sheets as it is redeemable by the holder of the noncontrolling interest and the redemption is outside the control of the Company. Shares are redeemable at their fair value on the fifth anniversary of the acquisition of Southside Plumbing. The redeemable noncontrolling interest was initially recorded at fair value at the date of issuance. The Company records the carrying value of the redeemable noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, the Company recognizes changes in the redemption value immediately as they occur, with an offsetting entry to additional paid-in capital. The redemption amount is estimated based on the fair value of the subsidiary, determined using discounted cash flow methods, which represents a level 3 fair value measurement.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Changes in the Company's redeemable noncontrolling interest for the year ended  December 31, 2025 were as follows:

(in thousands)	December 31, 2025
Balance, December 31, 2024	$—
Acquisition of noncontrolling interest in Southside Plumbing	875
Net loss attributable to redeemable noncontrolling interest	(83)
Balance, December 31, 2025	$792

NOTE 20 SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of $0.01 par value common stock. There were 28,625,744 and 27,136,749 shares of common stock outstanding at December 31, 2025 and December 31, 2024, respectively.

There were no common stock dividends declared during the years ended December 31, 2025 and December 31, 2024.

There were 1,025,927 and 983,027 shares of treasury stock outstanding at December 31, 2025 and December 31, 2024, respectively.  The Company records treasury stock at cost.

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

(b)	Notes Payable Exchanged for Common Shares

As described in Note 11, "Debt," as part of the acquisition of Bud's Plumbing on March 14, 2025, KPH borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note.  On  August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for 82,737 shares of the Company's Common Stock at a price per share of $13.90 per share.

(c)	Preferred Stock

Dividends declared to the holders of the Company's Preferred Stock for the years ended December 31, 2025 and December 31, 2024 is as follows:

(in thousands)	December 31, 2025	December 31, 2024

Class B Preferred	$660	$179
Class C Preferred	421	—
Class D Preferred	105	—
Total	$1,186	$179

Cash dividends paid during the years ended December 31, 2025 and December 31, 2024 were $1.0 million and less than $0.1 million, respectively.

(d)	Security Repurchases

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024. On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount. The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been terminated, modified or suspended at any time at the Company's discretion. During the years ended  December 31, 2025 and  December 31, 2024, the Company repurchased 42,900 and 312,850 shares of common stock, respectively, for an aggregate purchase price of $0.3 million and $2.5 million, respectively, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding at December 31, 2025 and December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

NOTE 21 ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2025 and December 31, 2024, as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
			Change in
			Fair Value of
	Unrealized		Debt
	(Losses)		Attributable	Total
	Gains on	Foreign	to	Accumulated
	Available-	Currency	Instrument-	Other
	for-Sale	Translation	Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss
Balance, December 31, 2023	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	632	—	383	1,015
Amounts reclassified from accumulated other comprehensive loss	(164)	—	—	(164)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income	439	—	383	822
Balance, December 31, 2024	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income (loss) arising during the period	1,037	—	(258)	779
Amounts reclassified from accumulated other comprehensive loss	(121)	—	—	(121)
Net current-period other comprehensive income (loss)	916	—	(258)	658
Balance, December 31, 2025	$(241)	$(3,286)	$3,467	$(60)

For the year ended December 31, 2024, the consolidated statements of comprehensive loss present the components of other comprehensive income, net of tax, inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Years ended December 31,
	2025	2024
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$121	$164
Loss from continuing operations before income tax benefit	121	164
Income tax benefit	—	—
Loss from continuing operations, net of taxes	121	164
Income from discontinued operations, net of taxes	—	—
Net loss	$121	$164

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix, SNS, SPI, DDI, Image Solutions, Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing (collectively, "KSX").

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project, fractional, and interim staffing of senior finance professionals, CFO mentoring, board advisory services, and executive search services for permanent placements for its clients throughout the United States.

Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers throughout the United States.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties globally.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

DDI provides outsourced 24 hours a day and 7 days per week cardiac telemetry services for general acute care, long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring allows hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI currently has a presence in 42 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

Roundhouse provides industrial-scale electric motor solutions, including field maintenance, in-shop repair, testing, and new motor sales primarily to midstream natural gas pipeline operators and utilities across the Permian Basin.

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

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions i n 28 states and the District of Columbia to their members, with customers in all fifty states .

Geminus primarily sells vehicle service agreements to used car buyers across the United States, mainly through its subsidiary, Penn. Penn distributes these products in 46  states  via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in  47 states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team .

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

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2025 and December 31, 2024 were:

(in thousands)	Years ended December 31,
	2025	2024
Revenues:
Service fee and other revenue - KSX	$64,201	$40,511
Service fee and other revenue - Extended Warranty	70,795	68,871
Total revenues	$134,996	$109,382

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

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Total segment operating income reconciled to the consolidated loss from continuing operations for the years ended December 31, 2025 and December 31, 2024 is as follows:

	Year ended December 31,			Year ended December 31,
	2025			2024
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Service fee and other revenue	$64,201	$70,795	$134,996	$40,511	$68,871	$109,382

Less segment expenses:
Claims authorized on vehicle service agreements	—	25,727	25,727	—	24,577	24,577
Cost of services - salaries and benefits	21,685	19	21,704	18,275	24	18,299
Cost of services - commissions	(93)	12,000	11,907	112	10,871	10,983
Cost of services - other	12,798	4,034	16,832	5,010	3,426	8,436
Salaries and benefits	10,993	16,531	27,524	6,504	14,676	21,180
Insurance expense	855	2,308	3,163	306	2,216	2,522
Professional fees	2,281	1,340	3,621	1,059	977	2,036
IT expense	1,651	1,323	2,974	822	1,168	1,990
Other segment items (a)	6,244	6,359	12,603	2,761	4,994	7,755
Total segment operating income	$7,787	$1,154	$8,941	$5,662	$5,942	$11,604
Net investment income			1,627			1,432
Net realized and unrealized investment gains			714			1,896
General and administrative expenses and other revenue not allocated to segments, net (b)			(10,962)			(9,250)
Interest expense			(5,449)			(4,790)
Amortization of intangible assets			(8,169)			(6,304)
Impairment of goodwill and intangible assets			(706)			(2,848)
Loss from continuing operations before income tax benefit			(14,004)			(8,260)
Income tax benefit			(3,752)			(147)
Loss from continuing operations			$(10,252)			$(8,113)

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's limited liability investment, at fair value, subordinated debt, contingent consideration and seller phantom equity awards are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

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

Contingent consideration - The consideration for the Company's acquisitions of Ravix, CSuite, Advanced Plumbing and Southside Plumbing includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which resulted in the maximum of $4.5 million in total payments to the former owners of Ravix through October 2024. Key inputs in the valuation included forecasted gross profit, gross profit volatility, discount rate and discount term.  During 2022 and 2023, Ravix made payments to the former owners totaling $1.1 million.  The remaining contingent liability of $3.4 million was due to be paid in October 2024.  Ravix made a payment of $0.7 million during the fourth quarter of 2024.  In accordance with the terms of the purchase agreement, any unpaid portion will bear interest at an annual rate of 6.0%.  In February 2025, the Ravix contingent consideration liability and related accrued interest was paid in full. At  December 31, 2024, the unpaid contingent consideration liability due to the former owners of Ravix was $2.7 million.  Accrued interest on the unpaid contingent consideration liability, which is included in accrued expenses and other liabilities in the consolidated balance sheet, was less than $0.1 million at  December 31, 2024.

•	The fair value of CSuite's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which could have resulted in up to $3.6 million in total payments to the former owners of CSuite through October 2025. Key inputs in the valuation included forecasted gross revenue, gross revenue volatility, discount rate and discount term. The earn-out period expired on October 31, 2025 and no amount was due to the former owners of CSuite. The estimated fair value of the CSuite contingent consideration liability at December 31, 2024 was zero.
•	The fair value of Advanced Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which may result in up to $1.5 million in total payments to the former owners of Advanced Plumbing through August 2028. Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term. The estimated fair value of the Advanced Plumbing contingent consideration liability at December 31, 2025 was $0.8 million.
•	The fair value of Southside's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which may result in up to $1.125 million in total payments to the former owners of Southside Plumbing through August 2028. Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term. The estimated fair value of the Southside Plumbing contingent consideration liability at December 31, 2025 was $0.2 million.

Seller phantom equity awards - In connection with the acquisition of Roundhouse, the Company granted phantom equity awards to the former owners. The seller phantom equity awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2025. The seller phantom equity awards liability is measured and reported at fair value at the date of grant and is revalued each reporting period.  Changes in the fair value of the seller phantom equity awards can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in Roundhouse performance. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue, net. The seller phantom equity awards liability is categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and December 31, 2024 are as follows:

(in thousands)			December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,491	$—	$13,491	$—
States, municipalities and political subdivisions	1,771	—	1,771	—
Mortgage-backed	9,818	—	9,818	—
Asset-backed	1,364	—	1,364	—
Corporate	10,321	—	10,321	—
Total fixed maturities	36,765	—	36,765	—
Limited liability investment, at fair value	3,476	—	—	3,476
Total assets	$40,241	$—	$36,765	$3,476

Liabilities:
Subordinated debt	$13,698	$—	$13,698	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$18,006	$—	$13,698	$4,308

(in thousands)			December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,354	$—	$13,354	$—
States, municipalities and political subdivisions	2,775	—	2,775	—
Mortgage-backed	9,886	—	9,886	—
Asset-backed	1,326	—	1,326	—
Corporate	9,622	—	9,622	—
Total fixed maturities	36,963	—	36,963	—
Limited liability investment, at fair value	2,859	—	—	2,859
Total assets	$39,822	$—	$36,963	$2,859

Liabilities:
Subordinated debt	$13,409	$—	$13,409	$—
Contingent consideration	2,725	—	—	2,725
Total liabilities	16,134	—	13,409	2,725

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Years ended December 31,
	2025	2024
Assets:
Limited liability investment, at fair value:
Beginning balance	$2,859	$3,496
Distributions received	(153)	(2,347)
Realized gains included in net loss	153	1,369
Change in fair value of limited liability investments, at fair value included in net loss	617	341
Ending balance	$3,476	$2,859
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net loss	$617	$341
Included in other comprehensive income	—	—
Ending balance - assets	$3,476	$2,859
Liabilities:
Contingent consideration:
Beginning balance	$2,725	$3,105
Issuance of contingent consideration in connection with acquisitions	980	—
Settlements of contingent consideration liabilities	(2,725)	(650)
Change in fair value of contingent consideration included in net loss	—	270
Ending balance	$980	$2,725
Unrealized losses recognized on contingent consideration liabilities held at end of period:
Included in net loss	—	270
Included in other comprehensive income	$—	$—
Seller phantom equity awards:
Beginning balance	$—	—
Issuance of seller phantom equity in connection with acquisition	3,328	—
Ending balance	$3,328	$—
Ending balance - liabilities	$4,308	$2,725

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2025:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,476	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$980	Option-based income approach	Discount rate	14.0%-17.0%
			Risk-free rate	3.64%-3.67%
			Expected volatility	28.0%
Seller phantom equity awards	$3,328	Market approach	Internal rate of return	19.7%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Goodwill and indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Goodwill" and Note 9, "Intangible Assets" for further information regarding the process of determining the fair value of goodwill and indefinite-lived intangible assets, respectively, and the impairment charges recorded for the years ended December 31, 2025 and  December 31, 2024.

As further discussed in Note 4, "Acquisitions," the Company acquired several companies during 2025 and 2024 and allocated the purchase price of these various acquisitions to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisitions were determined to be Level 3 under the fair value hierarchy.

The following tables summarize the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements at the respective acquisition dates:

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Customer Relationships (using the multi-period excess earnings valuation technique):

	Acquisition Date	Fair Value (in thousands)	Unobservable Inputs
			Growth rate	Attrition rate	Discount rate
Bud's Plumbing	March 14, 2025	$500	3.0%	30.0%	18.0%
Roundhouse	July 1, 2025	$11,000	9.0%	10.0%	21.0%
Advanced Plumbing	August 1, 2025	$1,100	3.0%	15.0%	17.0%
Southside Plumbing	August 14, 2025	$1,000	5.0%	20.0%	15.0%
Image Solutions	September 26, 2024	$11,100	3.0%	2.0%	25.0%

Trade Name (using the relief from royalty valuation technique):

	Acquisition Date	Fair Value (in thousands)	Unobservable Inputs
			Royalty rate	Discount rate
Bud's Plumbing	March 14, 2025	$3,100	5.0%	17.0%
Roundhouse	July 1, 2025	$1,220	1.5%	20.0%
Advanced Plumbing	August 1, 2025	$1,600	3.0%	16.0%
Southside Plumbing	August 14, 2025	$1,100	3.0%	14.0%
Image Solutions	September 26, 2024	$1,500	2.0%	25.0%

Assets and Liabilities Not Carried at Fair Value

The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature. The fair values of the Company's bank loans, which are reported as debt in the consolidated balance sheets, are derived from quoted market prices of industrial bonds with similar maturities and are categorized within Level 2 of the fair value hierarchy. The estimated fair value of bank loans was $57.3 million and $45.6 million as of December 31, 2025 and  December 31, 2024, respectively.

NOTE 24 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.

Argo Management Group, LLC

The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2025 and December 31, 2024, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the years ended December 31, 2025 and December 31, 2024.

Preferred Stock Private Placements

As further described in Note 18 " Redeemable Preferred Stock":

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

VA Lafayette

On August 16, 2024, the Company closed on the sale of 100% of the membership interests in VA Lafayette to a third-party, who subsequently invested in the Company's private placement transaction that closed on  September 24, 2024 and is a current holder of the Company’s Class B Preferred Stock (refer to Note 5, "Discontinued Operations," for further detail of the sale of VA Lafayette and Note 18, "Redeemable Preferred Stock," for further detail of the private placement).  The Company determined the sale was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions, and given the fact that the terms of the sale were negotiated before the private placement was contemplated.

Seller Note Exchange for Common Stock

As part of the acquisition of Bud's Plumbing on March 14, 2025, the Company entered into a $1.25 million promissory note ("KPH Note"), with the seller of Bud's Plumbing to partially finance the acquisition of Bud's Plumbing. On  August 7, 2025, the balance of the KPH Note of approximately $1.2 million was repaid in full to the seller of Bud's Plumbing in exchange 82,737 shares of Kingsway common stock issued at $13.90 per share.  The seller is a current employee of Bud's Plumbing.

KINGSWAY FINANCIAL SERVICES INC
Notes to Consolidated Financial Statements

Seller Notes Payable

As part of the acquisition of Advanced Plumbing on August 1, 2025, the Company entered into a $0.5 million promissory note (the "AAA Note"), with the seller of Advanced Plumbing to partially finance the acquisition of Advanced Plumbing.  The seller is a current employee of Advanced Plumbing.  The AAA Note matures on August 1, 2030, requires quarterly payments of interest and has an annual fixed interest rate of 6.00%.

As part of the acquisition of Southside Plumbing on August 14, 2025, the Company entered into a $0.5 million promissory note (the "Southside Note"), with the seller of Southside Plumbing to partially finance the acquisition of Southside Plumbing.  The seller is a current employee of Southside Plumbing.  The Southside Note matures on August 1, 2030, requires quarterly payments of interest and has an annual fixed interest rate of 6.00%.

Amounts Payable to Employees

The Company had amounts payable to certain employees who are related parties, primarily representing reimbursable expenses totaling $0.4 million at  December 31, 2025. These employees include management personnel at Advanced Plumbing and Southside Plumbing.  All amounts are non-interest-bearing and were settled in cash within the normal course of business.

Common Stock Private Placement

As further described in Note 20, "Shareholders' Equity," on June 24, 2025, the Company entered into a Purchase Agreement with certain third-parties for aggregate gross proceeds of $15.7 million, resulting from the sale of 1,336,264 shares of its Common Stock in a private placement transaction.  Blue Riband Fund LP invested $3.0 million in the Common Stock private placement transaction. Mirabella Financial Services LLP acts as the Investment Manager for Blue Riband Fund LP and is a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares.

Office Leases

Roundhouse leases its primary office space from an entity owned by the sellers of Roundhouse, one of which is also a current employee of Roundhouse. The lease commenced on July 1, 2025 and provides for monthly rent payments totaling $5.3 million over a term of 10 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the year December 31, 2025, total lease expense of  $0.3 million was recognized related to this office lease.

Advanced Plumbing leases its primary office space from an entity owned by the seller of Advanced Plumbing, who is also a current employee of Advanced Plumbing.  The lease commenced on August 1, 2025 and provides for monthly rent payments totaling $0.7 million over a term of 7 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the year December 31, 2025, total lease expense of less than $0.1 million was recognized related to this office lease.

Southside Plumbing leases its primary office space from an entity owned by a current employee of Southside Plumbing.  The lease commenced on August 14, 2025 and provides for monthly rent payments totaling $0.5 million over a term of 7 years. Lease payments are considered to be at rates consistent with those the Company believes could be obtained from an unrelated third party for similar space and terms.  For the year December 31, 2025, total lease expense of less than $0.1 million was recognized related to this office lease.

NOTE 25 COMMITMENTS AND CONTINGENCIES

(a)	Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2023, the Company made reimbursement payments to Aegis of $1.5 million in connection with the Settlement Agreement.  During 2025 and 2024, the Company made reimbursement payments to Aegis of $0.7 million and $0.2 million, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2025 and  December 31, 2024, respectively. No liability was recorded in the consolidated financial statements at  December 31, 2025 and  December 31, 2024.

The Company's obligation to make reimbursement payments to Aegis terminated on June 30, 2025.

(b)	Collateral pledged and restricted cash:

The Company also has restricted cash of $8.0 million and $7.6 million at December 31, 2025 and December 31, 2024, respectively. Included in restricted cash are:

•	$7.4 million and $6.8 million at December 31, 2025 and December 31, 2024, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at December 31, 2025 and December 31, 2024, on deposit with state regulatory authorities; and
•

$0.3 million and $0.7 million at December 31, 2025 and December 31, 2024, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their attestation report. Management’s Report on Internal Control Over Financial Reporting and Plante & Moran, PLLC’s Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K and are incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting

Beginning in fiscal year 2025 we integrated Image Solutions, which we acquired in September 2024, into our overall internal control over financial reporting process.  Other than this integration, there have been no changes in the Company's internal control over financial reporting during the period ending December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

During the three months ended  December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

KINGSWAY FINANCIAL SERVICES INC.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, is incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2025 Annual Report on Form 10-K.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2025	December 31, 2024

Assets
Investments in subsidiaries	$6,923	$12,851
Cash and cash equivalents	70	56
Other assets	24,807	3,992
Total Assets	$31,800	$16,899
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$381	$236
Total Liabilities	381	236
Redeemable preferred stock	16,250	8,250
Shareholders' Equity:
Common stock	296	281
Additional paid-in capital	394,848	376,503
Treasury stock, at cost	(6,545)	(6,200)
Accumulated deficit	(373,370)	(361,453)
Accumulated other comprehensive loss	(60)	(718)
Shareholders' equity attributable to common shareholders	15,169	8,413
Total Liabilities, Redeemable preferred stock and Shareholders' Equity	$31,800	$16,899

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2025	2024
Other revenue (expenses), net:
Net investment income	$21	$—
General and administrative expenses	(2,641)	(98)
Non-operating other expense	(124)	(1)
Total other expenses, net	(2,744)	(99)
Loss from continuing operations before income tax benefit and equity in loss of subsidiaries	(2,744)	(99)
Income tax benefit	(365)	(439)
Equity in loss of subsidiaries	(7,873)	(8,635)
Net loss	$(10,252)	$(8,295)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2025	2024

Net loss	$(10,252)	$(8,295)
Other comprehensive income, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive income of subsidiaries	658	861
Other comprehensive income, net of taxes(1):	658	861
Comprehensive loss	$(9,594)	$(7,434)

(1) Net of income tax benefit of $0 and $0 in 2025 and 2024, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities:
Net loss	$(10,252)	$(8,295)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in net loss of subsidiaries	7,873	8,635
Stock-based compensation expense, net of forfeitures	717	(1,459)
Change in other assets	(20,815)	1,347
Change in accrued expenses and other liabilities	(16)	57
Other, net	119	—
Net cash (used in) provided by operating activities	(22,374)	285
Investing activities:
Net cash from investing activities	—	—
Financing activities:
Proceeds from issuance of common stock, net	15,602	—
Proceeds from issuance of preferred stock	8,000	8,250
Cash paid for repurchase of common stock	(345)	(2,504)
Payment of preferred stock dividends	(1,024)	(13)
Dividends from subsidiary	155	—
Capital contributions to subsidiaries	—	(8,020)
Net cash provided by (used in) financing activities	22,388	(2,287)
Net increase (decrease) in cash and cash equivalents	14	(2,002)
Cash and cash equivalents at beginning of period	56	2,058
Cash and cash equivalents at end of period	$70	$56

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

2.3	Stock Purchase Agreement, dated July 29, 2022, by and among Professional Warranty Service Corporation, a Virginia corporation (the “Company”) Tyler Gordy, an individual (“Gordy”); Professional Warranty Services LLC, a Delaware limited liability company (“Parent” and together with Gordy, each a “Seller” and collectively “Sellers”); and PCF Insurance Services of the West, LLC, a Delaware limited liability company (“Buyer”) (included as Exhibit 2.1 to the Form 10-Q, filed August 4, 2022, and incorporated herein by reference).

3.1	Certificate of Incorporation of Kingsway Financial Services Inc. (included as Exhibit 3.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

3.2	By-laws of Kingsway Financial Services Inc. (included as Exhibit 3.2 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

3.3	Class B Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

3.4	Class C Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

3.5	Class D Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

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

10.7	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.8	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.9	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.10	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.11

Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.12

Kingsway Financial Services Inc. 2020 Equity Incentive Plan (included as Schedule A to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 20, 2020, and incorporated herein by reference). *

10.13

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

10.14

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

10.15	Form of Restricted Stock Agreement. * (included as Exhibit 10.29 to Form 10-K, filed March 03, 2021, and incorporated herein by reference).

10.16	Stock Purchase Agreement by and among, Ravix Acquisition, LLC, The Shareholders of Ravix Financial, Inc., Ravix Financial, Inc., Kingsway America, Inc. (solely with respect to Section 9.21), and Dan Saccani, as the Seller Representative, dated October 1, 2021 (included as Exhibit 10.1 to Form 8-K, filed October 4, 2021, and incorporated herein by reference).

10.17	Membership Interest Purchase Agreement by and among CSuite Acquisition, LLC, Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015, Realized Potential, LLC, and Arthur J. Cohen, as the Sellers’ Representative, dated November 1, 2022 (included as Exhibit 10.1 to the Form 8-K, filed November 2, 2022, and incorporated herein by reference).

10.18	Asset purchase agreement by and among Pegasus acquirer LLC, as buyer, Secure Nursing Service, Inc., as seller and Rafael Gofman, Ella Gofman And Zhanna Weiss, as the shareholders (included as Exhibit 10.1 to the Form 8-K, filed November 21, 2022, and incorporated herein by reference).

10.19	Second Amendment to Loan and Security Agreement, dated as of February 28, 2023, among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender and as Issuing Lender. (included as Exhibit 10.24 to form 10-K, Filed March 8, 2023, and incorporated herein by reference).

10.20	Stock Purchase Agreement by and among Thomas J. Corney and TC Family 2023 LLC, as Sellers, and DDI Acquisition LLC, as Buyer, dated October 26, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 30, 2023, and incorporated herein by reference).

10.21	Third Amendment to Loan and Security Agreement, dated May 24, 2024, by and among CIBC Bank USA, Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, PWI Holdings, Inc. and the other Loan Parties party thereto (included as Exhibit 10.1 to the Form 8-K, filed May 29, 2024, and incorporated herein by reference).

10.22	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.23	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.24	Membership Interest Purchase Agreement, dated as of September 26, 2024. by and among Steel Bridge Acquisition LLC, Image Solutions, LLC, Post IS Holdings, LLC and Garrett S. Williams* (included as Exhibit 10.3 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.25	Credit Agreement, dated as of September 26, 2024, between Image Solutions, LLC, Steel Bridge Acquisition LLC and Avidbank* (included as Exhibit 10.4 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.26	Form of Subscription Agreement- Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

10.27	Form of Subscription Agreement- Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed February 18, 2025, and incorporated herein by reference).

10.28	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

10.29	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed May 16, 2025, and incorporated herein by reference).

10.30	Stock Purchase Agreement, dated June 24, 2025, by and among the Company and the purchasers named there in (included as Exhibit 10.1 to the form 8-K, filed June 25, 2025, and incorporated herein by reference).

10.31	Stock Purchase Agreement, dated July 1, 2025, by and among Longhorns Acquisition LLC, Armando Gonzales and Lee Hudson (included as Exhibit 10.1 to the form 8-K, filed July 7, 2025, and incorporated herein by reference).

10.32	Credit Agreement, dated July 1, 2025, by and between Roundhouse Electric & Equipment Co., Inc., Longhorns Acquisition LLC and Main Street Bank. (included as Exhibit 10.2 to the Form 8-K, filed July 7, 2025, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 12, 2026	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	March 12, 2026

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 12, 2026

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 12, 2026

/s/ Gregory Hannon Gregory Hannon	Director	March 12, 2026

/s/ Joshua S. Horowitz Joshua S. Horowitz	Director	March 12, 2026

/s/ Doug Levine Doug Levine	Director	March 12, 2026

/s/ Adam Patinkin Adam Patinkin	Director	March 12, 2026

/s/ Corissa Porcelli Corissa Porcelli	Director	March 12, 2026

/s/ Joseph Stilwell Joseph Stilwell	Director	March 12, 2026