Form 10-Q
period 2026-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2026-05-07
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2026
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 7, 2026 was 28,946,664.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,268	$8,306
Restricted cash	7,781	7,965
Investments (including $36,945 and $36,765, respectively, at fair value) (Note 6)	37,123	36,943
Service fee receivable, net of allowance for credit losses of $1,321 and $1,113, respectively	16,431	13,840
Other current assets	9,506	9,449
Total current assets	78,109	76,503

Deferred contract costs, noncurrent	12,170	12,037
Property and equipment, net of accumulated depreciation of $2,908 and $2,587, respectively	6,423	6,354
Goodwill	69,808	69,130
Intangible assets, net of accumulated amortization of $36,165 and $34,013, respectively	50,913	52,265
Other assets	14,789	15,210
Total Assets	$232,212	$231,499

Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities:
Accrued expenses and other current liabilities	$26,493	$25,134
Deferred service fees	42,626	46,715
Short-term and current portion of long-term debt	15,847	11,709
Total current liabilities	84,966	83,558

Deferred service fees	45,793	40,439
Long-term debt (including $13,148 and $13,698, respectively, at fair value) (Note 10)	55,307	59,003
Other liabilities, noncurrent	10,533	10,862
Net deferred income tax liabilities	3,015	3,225
Total Liabilities	199,614	197,087
Redeemable preferred stock, $0.01 par value; 650,000 authorized, issued and outstanding at March 31, 2026 and December 31, 2025; redemption amount of $16,250 at March 31, 2026 and December 31, 2025	16,250	16,250
Redeemable noncontrolling interest in consolidated subsidiary	808	792

Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,651,671 issued at March 31, 2026 and December 31, 2025; and 28,625,744 outstanding at March 31, 2026 and December 31, 2025	296	296
Additional paid-in capital	395,168	394,848
Treasury stock, at cost; 1,025,927 outstanding at March 31, 2026 and December 31, 2025	(6,545)	(6,545)
Accumulated deficit	(376,163)	(373,370)
Accumulated other comprehensive income (loss)	395	(60)
Shareholders' equity attributable to common shareholders	13,151	15,169
Noncontrolling interests in consolidated subsidiaries	2,389	2,201
Total Shareholders' Equity	15,540	17,370
Total Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity	$232,212	$231,499

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$38,959	$28,349
Cost of services	21,624	16,197
Gross profit	17,335	12,152

Selling, general and administrative expenses	16,529	12,722
Depreciation expense	321	144
Operating income (loss)	485	(714)

Other income (expenses), net:
Interest and investment income, net	726	310
Interest expense	(1,411)	(1,230)
Amortization and impairment of intangible assets	(2,352)	(1,766)
Other income, net	237	44
Total other expenses, net	(2,800)	(2,642)
Loss before income tax benefit	(2,315)	(3,356)
Income tax benefit	(47)	(264)
Net loss	(2,268)	(3,092)
Less: Net income attributable to:
Noncontrolling interests in consolidated subsidiaries	188	125
Redeemable noncontrolling interests in consolidated subsidiaries	16	—
Less: Dividends on preferred stock	321	222
Net loss attributable to common shareholders	$(2,793)	$(3,439)

Loss per share attributable to common shareholders:
Basic	$(0.10)	$(0.13)
Diluted	$(0.10)	$(0.13)
Weighted-average shares outstanding (in ‘000s):
Basic	28,626	27,102
Diluted	28,626	27,102

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025

Net loss	$(2,268)	$(3,092)
Other comprehensive income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized (losses) gains arising during the period	(180)	389
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains arising during the period	635	14
Other comprehensive income, net of taxes(1):	455	403
Comprehensive loss	(1,813)	(2,689)
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	204	125
Comprehensive loss attributable to common shareholders	$(2,017)	$(2,814)

(1) Net of income tax benefit of $0 for the three months ended March 31, 2026 and March 31, 2025.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2025	28,625,744	$296	$394,848	$(6,545)	$(373,370)	$(60)	15,169	$2,201	$17,370
Net (loss) income	—	—	—	—	(2,472)	—	(2,472)	188	(2,284)
Preferred stock dividends	—	—	—	—	(321)	—	(321)	—	(321)
Other comprehensive income	—	—	—	—	—	455	455	—	455
Stock-based compensation	—	—	320	—	—	—	320	—	320
Balance, March 31, 2026	28,625,744	$296	$395,168	$(6,545)	$(376,163)	$395	$13,151	$2,389	$15,540

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052
Net (loss) income	—	—	—	—	(3,217)	—	(3,217)	125	(3,092)
Preferred stock dividends	—	—	—	—	(222)	—	(222)	—	(222)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	403	403	—	403
Stock-based compensation	—	—	421	—	—	—	421	—	421
Balance, March 31, 2025	27,093,849	$281	$376,924	$(6,545)	$(364,892)	$(315)	$5,453	$1,764	$7,217

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash provided by (used in):

Operating activities:
Net loss	$(2,268)	$(3,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,472	1,826
Stock-based compensation expense	320	421
Net realized and unrealized investment gains	(323)	70
Impairment of intangible assets	200	84
Deferred income taxes	(210)	(348)
Other non-cash items	183	91
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for assets acquired in 2025	(2,591)	(1,442)
Deferred contract costs	(158)	(264)
Other assets, adjusted for assets acquired in 2025	(154)	176
Deferred service fees	1,265	1,228
Other, net, adjusted for liabilities acquired in 2025	1,256	(548)
Net cash used in operating activities	(8)	(1,798)

Investing activities:
Proceeds from sales and maturities of fixed maturities	2,149	3,569
Purchases of fixed maturities	(2,499)	(3,236)
Net working capital settlement and escrow releases related to acquisitions	559	—
Acquisition of businesses, net of cash acquired	(840)	(3,520)
Net purchases of property and equipment	(390)	(63)
Other, net	27	68
Net cash used in investing activities	(994)	(3,182)

Financing activities:
Proceeds from issuance of preferred stock	—	6,000
Cash paid for repurchase of common stock	—	(345)
Payment of preferred stock dividends	(328)	(166)
Payment of contingent consideration from acquisition	—	(420)
Principal proceeds from debt, net of debt issuance costs of zero in 2026 and $38 in 2025	2,118	9,267
Principal payments on debt	(2,010)	(8,532)
Net cash (used in) provided by financing activities	(220)	5,804
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,222)	824
Cash and cash equivalents and restricted cash at beginning of period	16,271	13,136
Cash and cash equivalents and restricted cash at end of period	$15,049	$13,960

	March 31,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,268	$6,371
Restricted cash	7,781	7,589
Cash and cash equivalents and restricted cash per statements of cash flows	$15,049	$13,960

	Three months ended March 31,
	2026	2025
Non-cash financing activities:
Notes payable issued for acquisition of businesses, net of discount	$840	$1,100

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") is a Delaware holding company with operating subsidiaries located in the United States. Kingsway is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses. The Company owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure.

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

The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2025 Annual Report") for the year ended December 31, 2025.

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2025 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include, but are not limited to, revenue recognition; valuation of fixed maturity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; accounting for business combinations; valuation and impairment assessment of intangible assets; goodwill recoverability; valuation of contingent consideration; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; and valuation of redeemable noncontrolling interest.

Certain prior year amounts have been reclassified to conform to current year presentation. At March 31, 2026, the Company has presented a classified balance sheet.  Accordingly, the consolidated balance sheet at December 31, 2025 has been reclassified to present current assets and current liabilities separate from noncurrent assets and liabilities and to combine or further disaggregate certain balance sheet line items.  In addition, the prior period consolidated statements of operations has been reclassified to combine certain income statement line items and to present a gross profit subtotal. Such reclassifications had no impact on previously reported net loss or total assets, liabilities, redeemable preferred stock, redeemable noncontrolling interest or shareholders' equity.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as reported in our 2025 Annual Report.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU  2025-05"), which amends the guidance on measuring expected credit losses using a probabilistic method and provides a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The adoption of ASU 2025-05 did not have an impact on the Company's consolidated financial statements.

(b)    Accounting Standards Not Yet Adopted:

In  October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative ("ASU 2023-06"), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03").  ASU 2024-03 requires new financial statement disclosures within the footnotes in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within annual period beginning after  December 15, 2027, with early adoption permitted.  The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

In December 2025, the FASB issued ASU 2025- 11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU  2025- 11"), which clarifies the scope and application of interim reporting requirements. The amendments enhance guidance on the form and content of interim financial statements, and consolidate required interim disclosures across the Codification, including a new disclosure principle requiring entities to describe events or changes since the last annual reporting period that have a material impact on interim results. ASU 2025- 11 is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its interim consolidated financial statements.

In December 2025, the FASB issued ASU 2025- 12 Codification Improvements ("ASU  2025- 12"), which includes technical corrections, clarifications, and other minor amendments intended to improve the consistency and usability of the FASB Accounting Standards Codification. The amendments address a variety of topics and are not intended to change existing accounting conclusions. ASU 2025- 12 is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 5 ACQUISITIONS

During the three months ended  March 31, 2025, the Company incurred acquisition expenses related to business combinations of $0.4 million, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through March 31, 2025, Bud's Plumbing earned revenue of $0.3 million and had net income of $0.1 million. The pro forma effects of the Bud's Plumbing acquisition were not material to the Company's consolidated statements of operations for the three months ended March 31, 2025.

The seller note was due to mature on April 1, 2030; however, on  August 7, 2025, the seller note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.

Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $23.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. During the first quarter of 2026 and the fourth quarter of 2025, funds that had been held in escrow for the purposes of indemnification claims of less than $0.1 million and $0.8 million, respectively, were released to the Company. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the fourth quarter of 2025.  Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. As further discussed in Note 21, "Segmented Information," Roundhouse is included in the Kingsway Search Xcelerator segment.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

Efficient Plumbing, LLC (d/b/a Southside Plumbing)

On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $4.7 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the first quarter of 2026. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.125 million, which is subject to certain conditions, including growth in adjusted EBITDA for Southside Plumbing during the three-year period following the acquisition date. The 20% noncontrolling interest in Southside Plumbing is redeemable by the holder of the noncontrolling interest and includes a put option redemption feature that is outside of the Company’s control; therefore, the 20% interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity in the consolidated balance sheets. See Note 18, "Redeemable Noncontrolling Interest," for further discussion related to the redeemable noncontrolling interest.

Bud’s Plumbing (Evansville, IN), Advanced Plumbing (Cleveland, OH) and Southside Plumbing (Omaha, NE), provide various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 21, "Segmented Information," these companies are included in the Kingsway Search Xcelerator segment.

Summary Information

The following table summarizes the purchase price for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price:
Cash paid at closing	$3,829	$20,201	$2,652	$4,040
Working capital adjustment	31	(27)	(135)	(47)
Seller note	1,100	—	420	420
Release of indemnity escrow	—	(786)	—	—
Seller phantom equity awards	—	3,328	—	—
Contingent consideration	—	—	790	190
Total purchase price	$4,960	$22,716	$3,727	$4,603

The estimated fair value of the Roundhouse seller phantom equity awards at the acquisition date of $3.3 million was determined based on the economic value of the phantom equity as of the acquisition date, which was derived from the fair value of Roundhouse, net of any debt, and is recorded in accrued expenses and other liabilities in the consolidated balance sheets. See Note 22, "Fair Value of Financial Instruments," for further discussion related to the seller phantom equity awards.

The estimated fair value of the Advanced Plumbing and Southside Plumbing contingent consideration obligations at the respective acquisition dates of $0.8 million and $0.2 million, respectively, were determined using a Monte Carlo simulation based on forecasted future results, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets. See Note 22, "Fair Value of Financial Instruments," for further discussion related to contingent consideration.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The following table summarizes the allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price	$4,960	$22,716	$3,727	$4,603

Cash and cash equivalents	$308	$333	$23	$94
Service fee receivable	46	4,259	465	334
Property and equipment	173	2,355	610	1,087
Intangible asset not subject to amortization - trade name	3,100	1,220	1,600	1,100
Intangible asset subject to amortization - customer relationships	500	11,000	1,100	1,000
Other assets - other receivables, inventory and prepaid expenses	226	894	130	58
Total assets	$4,353	$20,061	$3,928	$3,673

Accrued expenses and other liabilities	$388	$2,901	$718	$231
Debt	—	—	—	498
Income taxes payable	—	302	—	—
Net deferred income tax liabilities	—	2,927	—	—
Total liabilities	$388	$6,130	$718	$729

Total identifiable assets and liabilities	$3,965	$13,931	$3,210	$2,944

Redeemable noncontrolling interest	$—	$—	$—	$875

Excess purchase price allocated to goodwill	$995	$8,785	$517	$2,534

The fair value of the acquired service fee receivables in the table above are equivalent to their gross contractual amounts.

The fair value of the 20% redeemable noncontrolling interest in Southside Plumbing at the date of acquisition of $0.9 million was estimated by applying a market approach, utilizing a discount rate of 20%.

NOTE 6 INVESTMENTS

Investments at  March 31, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	March 31, 2026	December 31, 2025
Available-for-sale fixed maturities, at fair value (amortized cost of $37,365 and $37,005, respectively)	$36,945	$36,765
Limited liability investments (a)	649	649
Limited liability investment, at fair value (a)	3,770	3,476
Investments in private companies, at adjusted cost (a)	575	575
Short-term investments, at cost which approximates fair value	178	178
Total investments	$42,117	$41,643

(a)	Included in other assets in the consolidated balance sheets.

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at March 31, 2026 and December 31, 2025 are summarized in the tables shown below:

(in thousands)	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,799	$38	$65	$13,772
States, municipalities and political subdivisions	1,438	2	17	1,423
Mortgage-backed	10,535	38	256	10,317
Asset-backed	1,292	5	12	1,285
Corporate	10,301	32	185	10,148
Total fixed maturities	$37,365	$115	$535	$36,945

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

(in thousands)	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,441	$97	$47	$13,491
States, municipalities and political subdivisions	1,788	3	20	1,771
Mortgage-backed	9,965	79	226	9,818
Asset-backed	1,365	10	11	1,364
Corporate	10,446	58	183	10,321
Total fixed maturities	$37,005	$247	$487	$36,765

The table below summarizes the Company's fixed maturities at March 31, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,903	$6,836
Due after one year through five years	22,408	22,322
Due after five years through ten years	3,431	3,386
Due after ten years	4,623	4,401
Total	$37,365	$36,945

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of March 31, 2026 and December 31, 2025. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,185	$16	$5,197	$49	$7,382	$65
States, municipalities and political subdivisions	100	—	939	17	1,039	17
Mortgage-backed	1,687	18	3,923	238	5,610	256
Asset-backed	337	1	241	11	578	12
Corporate	1,658	13	5,604	172	7,262	185
Total fixed maturities	$5,967	$48	$15,904	$487	$21,871	$535

(in thousands)	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,477	$21	$2,370	$26	$4,847	$47
States, municipalities and political subdivisions	300	—	1,088	20	1,388	20
Mortgage-backed	336	1	3,433	225	3,769	226
Asset-backed	—	—	417	11	417	11
Corporate	408	—	6,113	183	6,521	183
Total fixed maturities	$3,521	$22	$13,421	$465	$16,942	$487

At March 31, 2026 and  December 31, 2025, there are approximately 139 and 124 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at March 31, 2026 and  December 31, 2025.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value is less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at March 31, 2026 and  December 31, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The establishment of an impairment loss on an investment requires a number of judgments and estimates. Refer to the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2025 Annual Report for further information regarding the Company's detailed analysis and factors considered in recording an impairment loss on an investment.

The Company did not record any write-downs for impairment related to limited liability investments or investments in private companies for the three months ended March 31, 2026 and March 31, 2025.

At  March 31, 2026, the Company had no unfunded commitments related to limited liability investments or limited liability investment, at fair value.

For the three months ended March 31, 2026 and  March 31, 2025, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

Interest and investment income, net reported in the consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025 are comprised as follows:

(in thousands)	Three months ended March 31,
	2026	2025
Net investment income	$403	$380
Net realized gains (losses)	11	(71)
Gain on change in fair value of limited liability investment, at fair value	312	1
Interest and investment income, net	$726	$310

Net investment income included in interest and investment income, net in the table above for the three months ended March 31, 2026 and March 31, 2025 is comprised as follows:

(in thousands)	Three months ended March 31,
	2026	2025
Investment income:
Interest from fixed maturities	$354	$336
Dividends	10	10
Other	71	70
Gross investment income	435	416
Investment expenses	(32)	(36)
Net investment income	$403	$380

Net realized gains (losses) on investments included in interest and investment income, net in the table above for the three months ended March 31, 2026 and March 31, 2025 are comprised as follows:

(in thousands)	Three months ended March 31,
	2026	2025
Available-for-sale fixed maturities:
Gross realized gains	$—	$—
Gross realized losses	—	(72)
Net realized losses on available-for-sale fixed maturities	—	(72)
Limited liability investment, at fair value	10	—
Investments in private companies	1	1
Net realized gains (losses)	$11	$(71)

Proceeds from sales of available-for-sale fixed maturities were zero for the three months ended March 31, 2026 and March 31, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the three months ended March 31, 2026:

(in thousands)	Kingsway Search Xcelerator	Extended Warranty	Total
Balance, December 31, 2025	$37,977	$31,153	$69,130
Acquisition	678	—	678
Balance, March 31, 2026	$38,655	$31,153	$69,808

During the three months ended March 31, 2026, the Company recorded goodwill of $0.7 million related to a small asset acquisition, that was accounted for as business combination.

At each of  March 31, 2026 and December 31, 2025, accumulated goodwill impairment losses were $0.7 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three months ended March 31, 2026 and March 31, 2025.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at March 31, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$66,012	$36,002	$—	$30,010
Developed technology	651	163	—	488
Intangible assets not subject to amortization:
Trade names	23,437	—	3,022	20,415
Total	$90,100	$36,165	$3,022	$50,913

(in thousands)	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$65,112	$33,867	$—	$31,245
Developed technology	651	146	—	505
Intangible assets not subject to amortization:
Trade names	23,337	—	2,822	20,515
Total	$89,100	$34,013	$2,822	$52,265

During the three months ended March 31, 2026, the Company acquired intangible assets related to customer relationships of $0.9 million and trade name of $0.1 million, related to an acquisition.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $2.2 million and $1.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

At  March 31, 2026 and March 31, 2025, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three months ended March 31, 2026 of $0.2 million related to the SNS trade name, and $0.1 million for the three months ended March 31, 2025 related to the Ravix trade name. The fair value of the SNS trade name of $2.0 million at  March 31, 2026 was estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	March 31, 2026
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$540	$376	$164
Furniture and fixtures	259	214	45
Computer hardware	2,094	1,281	813
Medical equipment	829	411	418
Vehicles	3,001	414	2,587
Machinery and equipment	2,608	212	2,396
Total	$9,331	$2,908	$6,423

(in thousands)	December 31, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	526	346	180
Furniture and fixtures	262	211	51
Computer hardware	2,088	1,184	904
Medical equipment	746	378	368
Vehicles	2,924	278	2,646
Machinery and equipment	2,395	190	2,205
Total	$8,941	$2,587	$6,354

Depreciation expense was $0.3 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 10 DEBT

Debt consists of the following instruments at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$35,481	$34,926	$36,135	$35,551
KSX Revolvers	2,228	2,228	2,053	2,053
Extended Warranty Term Loan and DDTL	14,716	14,655	15,504	15,438
Extended Warranty Revolver	3,000	3,000	2,000	2,000
Total bank loans	55,425	54,809	55,692	55,042
Notes payable:
KSX Notes Payable	2,041	1,844	1,164	1,016
KSX Vehicle Loans	617	617	630	630
KSX Equipment Loans	736	736	326	326
Total notes payable	3,394	3,197	2,120	1,972
Subordinated debt	15,000	13,148	15,000	13,698
Total Debt	$73,819	$71,154	$72,812	$70,712

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

The contractual maturities of the Company's principal debt balances as of March 31, 2026 were as follows:

(in thousands)	Principal Maturities
2026	$10,193
2027	12,108
2028	9,104
2029	12,140
2030	6,813
Thereafter	23,461
Total	$73,819

(a)          Bank loans - KSX:

Ravix

As part of the acquisition of Ravix Group, Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix. The term loan was due to mature on  October 1, 2027 prior to the fourth amendment of the tern loan on February 7, 2025 (see further discussion below).

The Ravix term loan has a carrying value of $8.6 million and $8.3 million as of  March 31, 2026 and  December 31, 2025, respectively.  The Ravix revolver has a carrying value of $0.5 million at  March 31, 2026 and  December 31, 2025.

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

•	On January 2, 2026, Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million.

As a result of the fourth amendment, the Ravix term loan and revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At March 31, 2026, the interest rate was  7.25%.

The various amendments to the term loan and revolver were not deemed to be substantially different than prior to the amendment; therefore, the amendments were accounted for as modifications. The unamortized debt discount and issuance costs from the original Ravix term loan at the February 7, 2025 modification date of $0.1 million were recorded as loss on extinguishment of debt and are included in non-operating other revenue, net in the consolidated statement of operations for three months ended March 31, 2025, since the original and supplemental term loans were fully repaid as part of the modification.

The Ravix term loan, as amended, is secured by certain of the equity interests and assets of Ravix and CSuite.

SNS

The SNS term loan has a carrying value of $2.4 million and $2.5 million as of March 31, 2026 and  December 31, 2025, respectively.  The SNS revolver has a carrying value of $1.0 million as of March 31, 2026 and  December 31, 2025.

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2026, the interest rate was 7.25%.  The revolver matures on June 2, 2026 and the term loan matures on November 18, 2028.  As of  December 31, 2025, the SNS revolver is fully drawn.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The SNS Loan is secured by certain of the equity interests and assets of SNS.

Beginning March 31, 2024 through March 31, 2026, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly). In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended March 31, 2026.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

The DDI term loan has a carrying value of $4.0 million and $4.2 million as of March 31, 2026 and  December 31, 2025, respectively.  The DDI revolver has a carrying value of $0.3 million and $0.2 million as of March 31, 2026 and  December 31, 2025, respectively.

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2026, the interest rate was 7.25%. The DDI revolver matures on November 1, 2026 and the term loan matures on October 26, 2029.  During the three months ended March 31, 2026, DDI borrowed $0.2 million under the DDI revolver.

The DDI Loan is secured by certain of the equity interests and assets of DDI.

Beginning September 30, 2025 through   March 31, 2026, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).  The Company has entered into an amendment to the DDI Loan that waives the event of default for the fiscal quarter ended March 31, 2026.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Image Solutions

The Image Solutions term loan has a carrying value of $6.5 million and $6.7 million as of March 31, 2026 and  December 31, 2025, respectively.  At  March 31, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Image Solutions, LLC ("Image Solutions") on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At March 31, 2026, the interest rate was 7.25%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.

The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

Roundhouse

The Roundhouse term loan has a carrying value of $9.9 million and $10.3 million as of March 31, 2026 and  December 31, 2025, respectively. At  March 31, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse (together, the "Roundhouse Loan"). The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%.  At March 31, 2026, the interest rate was 7.38%.  The Roundhouse term loan and revolver mature on July 1, 2035.

The Roundhouse Loan is secured by certain of the equity interests and assets of Roundhouse.

Kingsway Plumbing Holdco LLC ("KPH")

The KPH term loan has a carrying value of $3.6 million as of March 31, 2026 and  December 31, 2025.  The KPH revolver has a carrying value of $0.4 million as of March 31, 2026 and  December 31, 2025.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

(b)          Bank loans - Extended Warranty:

Kingsway Warranty Holdings LLC ("KWH")

The KWH term loan has a carrying value of $10.2 million and $10.8 million as of March 31, 2026 and  December 31, 2025, respectively. The KWH delayed draw term loan ("DDTL") has a carrying value of $4.4 million and $4.7 million as of March 31, 2026 and  December 31, 2025, respectively.  The KWH revolver has a carrying value of $3.0 million and $2.0 million as of March 31, 2026 and  December 31, 2025, respectively.

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

•	On May 24, 2024, KWH entered into a third amendment that provides for: (1) a new term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029; and (2) a new DDTL in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029. All or any portion of the DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026. In connection with the third amendment, KWH used the proceeds from the amended loan to repay the following outstanding borrowings: (1) $9.6 million related to the original term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL. The amended loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%. At March 31, 2026, the interest rate was 6.80%. During the third and fourth quarters of 2024, $6.0 million was borrowed under the amended KWH DDTL and $1.0 million was drawn on the KWH revolver. As of March 31, 2026 and December 31, 2025, the amended KWH DDTL is fully drawn.
•

On December 18, 2025, KWH entered into a fifth amendment to the revolver that provides for: (1) an increase to the KWH revolver commitment from $1.0 million to $5.0 million; and (2) amends to maturity date of the KWH revolver to March 31, 2027. During the fourth quarter of 2025, KWH borrowed $1.0 million under the KWH revolver. During the first quarter of 2026, KWH borrowed an additional $1.0 million under the KWH revolver.

The amendments were not deemed to be substantially different than prior to the amendments; therefore, the amendments were accounted for as a modification.

The term loan and revolver, as amended, are secured by certain of the equity interests and assets of KWH and its subsidiaries.

(c)          Notes payable - KSX:

On July 1, 2025 Roundhouse established a $0.75 million non-revolving equipment line of credit with a bank. On March 4, 2026, Roundhouse borrowed $0.4 million under the equipment line of credit. The Roundhouse equipment loan matures on March 1, 2033, requires monthly payments of principal and interest and has an annual fixed interest rate of 7.0%.

The following seller notes were entered into during 2026 and 2025 in connection with various acquisitions which were used to partially finance the respective acquisitions:

•	Ravix on January 2, 2026, principal amount of $0.9 million in the form of a promissory note, in connection with an acquisition;
•	Advanced Plumbing on August 1, 2025, principal amount of $0.5 million in the form of a promissory note; and
•	Southside Plumbing on August 14, 2025, principal amount of $0.5 million in the form of a promissory note.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 22, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income.

The change in fair value of the Company’s subordinated debt is recorded in the consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025 are as follows:

(in thousands)	Three Months ended March 31,
	2026	2025
Decrease in fair value included in other comprehensive income (a)	$(635)	$(14)
Loss (gain) on change in fair value included in other income, net in the consolidated statement of operations	$85	$(20)
Decrease in fair value of subordinated debt	$(550)	$(34)

(a)	attributable to instrument-specific credit risk

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

The following table summarizes the operating lease amounts included in the Company's consolidated balance sheets as of  March 31, 2026 and December 31, 2025:

(in thousands)	Classification in Balance Sheet	March 31, 2026	December 31, 2025
Assets
Right of use	Other assets	$6,774	$7,014

Liabilities
Lease liability, current	Accrued expenses and other current liabilities	1,090	1,083
Lease liability, noncurrent	Other liabilities, noncurrent	5,972	6,221
Total lease liability		$7,062	$7,304

Operating lease costs, variable lease costs and short-term lease costs included in selling, general and administrative expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

(in thousands)	Three months ended March 31,
	2026	2025
Operating lease cost	$404	$193
Variable lease cost	59	56
Short-term lease cost	6	29

The annual maturities of lease liabilities as of March 31, 2026 were as follows:

(in thousands)	Lease Commitments
2026	$1,165
2027	1,394
2028	1,131
2029	1,043
2030	1,020
2031 and thereafter	3,363
Total undiscounted lease payments	9,116
Imputed interest	2,054
Total lease liabilities	$7,062

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The weighted-average remaining lease term for our operating leases was 7.31 years and 7.47 years as of March 31, 2026 and  December 31, 2025, respectively.  The weighted-average discount rate of our operating leases was 6.87% and 6.86% as of March 31, 2026 and  December 31, 2025, respectively.   Cash paid for amounts included in the measurement of lease liabilities was $0.4 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

(b)          Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third-party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceed the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within revenue, and cost of services, respectively, upon delivery and installation of the equipment to the customer. For the three months ended March 31, 2026 and March 31, 2025, total revenue recognized from sales-type leases was $0.6 million and $0.3 million, respectively.

NOTE 12 OTHER ASSETS AND OTHER LIABILITIES

Other current assets includes accrued investment income, inventory, other receivables and the current portion of deferred contract costs, prepaid expenses and contract asset.  Other receivables are recorded net of an allowance of $0.1 million at  March 31, 2026 and December 31, 2025.

Other assets includes other investments, lease right of use asset and the noncurrent potion of prepaid expenses and contract asset.

Accrued expenses and other current liabilities includes the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued Expenses and Other Current Liabilities:
Accounts payable	$3,908	$3,629
Refund liability	4,861	4,654
Current lease liability	1,090	1,083
Other accrued liabilities	16,634	15,768
Total	$26,493	$25,134

Other liabilities, noncurrent includes contingent and phantom liabilities and the noncurrent portion of the lease liability.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Kingsway Search Xcelerator and Extended Warranty segments and includes: business services consulting revenue, healthcare services revenue, software license and support revenue, motor sales and repair service revenue, skilled trades repair and service revenue, vehicle service agreement fees, maintenance support service fees and warranty product commissions, based on terms of various agreements with consumers, businesses and credit unions. Customers either pay in full when consulting, healthcare, software license and support, motor sales and skilled trades services are billed, or at the inception of a warranty contract or commission product sale, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type for the three months ended March 31, 2026 and March 31, 2025:

(in thousands)		Three months ended March 31,
		2026	2025

Vehicle service agreement fees	IWS, Geminus and PWI	$15,982	$14,894
Maintenance support service fees	Trinity	603	926
Warranty product commissions	Trinity	1,267	850
Business services consulting fees	Ravix, CSuite and Image Solutions	6,166	6,208
Healthcare services fees	SNS and DDI	4,411	4,592
Software license and support fees	SPI	1,041	591
Motor sales and repair service fees	Roundhouse	4,812	—
Skilled trades repair and service fees	Bud's Plumbing, Advanced Plumbing and Southside Plumbing	4,677	288
Total revenue		$38,959	$28,349

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6.65% to 10.90% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

The Company's revenue recognition policies are further described in Note 2(q), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2025 Annual Report.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2026 and December 31, 2025 were $16.4 million and $13.8 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at March 31, 2026 and December 31, 2025 of $1.3 million and $1.1 million, respectively. During the three months ended  March 31, 2026 and  March 31, 2025, the Company recorded an increase to its allowance for credit losses of $0.2 million and less than $0.1 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of less than $0.1 million for each of the three months ended  March 31, 2026 and  March 31, 2025.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

Contract asset

Contract asset is included in the Company's consolidated balance sheets as of  March 31, 2026 and December 31, 2025 as follows:

(in thousands)	Classification in Balance Sheet	March 31, 2026	December 31, 2025
Contract asset, current	Other current assets	$634	$112
Contract asset, noncurrent	Other assets	1,307	1,945
Total contract asset		$1,941	$2,057

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the three months ended March 31, 2026 were as follows:

(in thousands)	Three Months Ended March 31, 2026
Balance, December 31, 2025	$2,057
Contract asset additions	427
Amounts transferred to service fee receivables	(470)
Adjustment of contract asset balances	(73)
Balance, March 31, 2026	$1,941

The contract asset is reported net of an estimated allowance for credit losses of zero at March 31, 2026 and December 31, 2025.  Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified. During each of the three months ended  March 31, 2026 and  March 31, 2025, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of zero.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the three months ended  March 31, 2026 were as follows:

(in thousands)	Three Months Ended March 31, 2026
Balance, December 31, 2025	$87,154
Deferral of revenue	17,247
Recognition of deferred service fees	(15,982)
Balance, March 31, 2026	$88,419

Approximately $12.7 million and $13.1 million of revenues from contracts with customers recognized during the three months ended March 31, 2026 and March 31, 2025 was included in deferred service fees as of December 31, 2025 and December 31, 2024, respectively.

Remaining performance obligations

The Company expects to recognize within one year as revenue approximately 48.2% of the outstanding performance obligations as of March 31, 2026.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in cost of services in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three months ended March 31, 2026 and March 31, 2025.

The deferred contract costs balances and related amortization expense for the three months ended  March 31, 2026 and March 31, 2025 are comprised as follows:

(in thousands)	Three months ended March 31, 2026			Three months ended March 31, 2025
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$14,819	$88	$14,907	$13,808	$81	$13,889
Additions	3,057	7	3,064	2,701	7	2,708
Amortization	(2,899)	(7)	(2,906)	(2,439)	(5)	(2,444)
Balance at March 31, net	$14,977	$88	$15,065	$14,070	$83	$14,153

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

NOTE 14 INCOME TAXES

Income tax benefit for the three months ended March 31, 2026 and March 31, 2025 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2026	2025
Income tax benefit at U. S. statutory income tax rate	$(486)	$(705)
Valuation allowance	338	417
Share-based payment awards	25	44
Earnings of noncontrolling interests	(43)	(26)
State and local income taxes, net of federal income tax effects	98	(16)
Other	21	22
Income tax benefit	$(47)	$(264)

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2026 and December 31, 2025. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a valuation allowance on its March 31, 2026 and December 31, 2025 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $3.0 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively, that consists of:

•	$4.2 million and $4.1 million of deferred income tax liabilities related to indefinite lived intangible assets;
•	$1.7 million and $1.4 million of deferred income tax assets related to indefinite life tax attribute carryforwards; and
•	$0.5 million and $0.5 million of deferred state income tax liabilities.

As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax benefit.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three months ended March 31, 2026 and  March 31, 2025.

NOTE 15 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three months ended March 31, 2026 and March 31, 2025:

(in thousands, except per share data)	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(2,268)	$(3,092)
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	(204)	(125)
Less: dividends on preferred stock	(321)	(222)
Numerator used in calculating basic loss per share attributable to common shareholders	$(2,793)	$(3,439)
Numerator used in calculating diluted loss per share attributable to common shareholders	$(2,793)	$(3,439)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	28,626	27,102
Weighted-average diluted shares
Weighted-average common shares outstanding	28,626	27,102
Effect of potentially dilutive securities (a)
Stock options	—	—
Unvested restricted stock awards	—	—
Convertible preferred stock	—	—
Total weighted-average diluted shares	28,626	27,102

Basic loss per share attributable to common shareholders	$(0.10)	$(0.13)
Diluted loss per share attributable to common shareholders	$(0.10)	$(0.13)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a net loss attributable to common shareholders for the three months ended March 31, 2026 and  March 31, 2025, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss   per share:

	Three months ended March 31,
	2026	2025
Stock options	265,000	265,000
Unvested restricted stock awards	320,920	443,302
Convertible preferred stock	1,710,526	1,500,000
Total	2,296,446	2,208,302

NOTE 16 STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for all share-based awards made to employees, including restricted stock awards, restricted common unit awards and employee stock options, based on estimated fair values.  No new share-based awards were granted during the three months ended March 31, 2026.

Total stock-based compensation expense related to all of the Company's restricted stock awards, restricted common unit awards and employee stock options was $0.3 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 17 REDEEMABLE PREFERRED STOCK

At March 31, 2026, the Company had three series of redeemable preferred stock ("Preferred Stock") outstanding.  In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. For each series of the Preferred Stock outstanding, the holder has the option to convert each share of Preferred Stock into 2.6316 common shares at any time; however, if not converted, they are required to be redeemed on certain dates.  As such, the Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

The following table summarizes the Company's redeemable preferred stock outstanding at  March 31, 2026 and  December 31, 2025:

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

Declared dividends to be paid to the holders of the Company's Preferred Stock for the three months ended March 31, 2026 and  March 31, 2025 are as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025

Class B Preferred	$163	$163
Class C Preferred	118	59
Class D Preferred	40	—
Total	$321	$222

Accrued dividend included in accrued expenses and other current liabilities in the consolidated balance sheets, are $0.3 million at March 31, 2026 and December 31, 2025.

Cash dividends paid during the three months ended March 31, 2026 and  March 31, 2025 were $0.3 million and $0.2 million, respectively.

Note 18 Redeemable Noncontrolling Interest

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

Changes in the Company's redeemable noncontrolling interest for the three months ended March 31, 2026 were as follows:

(in thousands)	Three Months Ended March 31, 2026
Balance, December 31, 2025	$792
Net income attributable to redeemable noncontrolling interest	16
Balance, March 31, 2026	$808

NOTE 19 Shareholders' Equity

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company was authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been be terminated, modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2025, the Company repurchased 42,900 shares of common stock for an aggregate purchase price of $0.3 million, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding at  March 31, 2026 and December 31, 2025.

NOTE 20 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below detail the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and March 31, 2025, as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2026
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2025	$(241)	$(3,286)	$3,467	$(60)

Other comprehensive (loss) income arising during the period	(180)	—	635	455
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(180)	—	635	455

Balance at March 31, 2026	$(421)	$(3,286)	$4,102	$395

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

(in thousands)	Three months ended March 31, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at December 31, 2024	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income arising during the period	389	—	14	403
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	389	—	14	403

Balance at March 31, 2025	$(768)	$(3,286)	$3,739	$(315)

NOTE 21 SEGMENTED INFORMATION

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

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project, fractional and interim staffing of senior finance professionals, CFO mentoring, board advisory services, and executive search services for permanent placements for its clients throughout the United States.

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

Kingsway Skilled Trades ("KST") includes Bud's Plumbing, Advanced Plumbing and Southside Plumbing.  KST provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana (Bud's Plumbing), Cleveland, Ohio (Advanced Plumbing) and Omaha, Nebraska (Southside Plumbing).

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiary, The Penn Warranty Corporation ("Penn"). Penn distributes these products in 46 states via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in  47 states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

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

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2026 and March 31, 2025 were:

(in thousands)	Three months ended March 31,
	2026	2025
Revenues:
KSX	$21,107	$11,679
Extended Warranty	17,852	16,670
Total revenues	$38,959	$28,349

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

Among other items, the current U.S. conflict with Iran, the degree and pace of inflation and interest rate changes may have impacts on our business and tariffs - or retaliatory responses to such tariffs - may impact the Company’s operating income. The potential impact of current macroeconomic uncertainties on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these uncertainties.

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. The significant expense categories and amounts by segment align with the segment level information that is regularly provided to the chief operating decision maker.

Total segment operating income reconciled to the consolidated net loss for the three months ended  March 31, 2026 and March 31, 2025 is as follows:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Revenue	$21,107	$17,852	$38,959	$11,679	$16,670	$28,349

Less segment expenses:
Cost of services - salaries and benefits	6,767	7	6,774	5,110	5	5,115
Cost of sales - claims	—	6,330	6,330	—	5,910	5,910
Cost of services - commissions	—	3,182	3,182	(93)	2,752	2,659
Cost of services - other	4,744	594	5,338	1,693	820	2,513
Salaries and benefits	3,319	4,588	7,907	1,747	4,063	5,810
Insurance expense	351	602	953	107	561	668
Professional fees	416	336	752	336	346	682
IT expense	458	391	849	336	312	648
Depreciation expense	265	47	312	97	38	135
Other segment items (a)	1,880	1,528	3,408	603	1,348	1,951
Total segment operating income	$2,907	$247	$3,154	$1,743	$515	$2,258
Interest and investment income, net			726			310
Selling, general and administrative expenses and other income not allocated to segments, net (b)			(2,432)			(2,928)
Interest expense			(1,411)			(1,230)
Amortization and impairment of intangible assets			(2,352)			(1,766)
Loss before income tax benefit			(2,315)			(3,356)
Income tax benefit			(47)			(264)
Net loss			$(2,268)			$(3,092)

(a)	Other segment items in the table above for each reportable segment include bank charges, bad debt expense, occupancy expenses, licenses and taxes, general overhead expenses and miscellaneous income.
(b)

Selling, general and administrative expenses and other income not allocated to segments, net includes corporate and non-operating general and administrative expenses, (loss) gain on change in fair value of debt, loss on extinguishment of debt (2025 only) and non-operating other income.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

NOTE 22 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

Contingent consideration - The consideration for the Company's acquisitions of Advanced Plumbing and Southside Plumbing includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in other liabilities, noncurrent in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Advanced Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.5 million in total payments to the former owners of Advanced Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Advanced Plumbing contingent consideration liability at March 31, 2026 and December 31, 2025 was $0.8 million.

•

The fair value of Southside's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.125 million in total payments to the former owners of Southside Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Southside Plumbing contingent consideration liability at March 31, 2026  and December 31, 2025 was $0.2 million.

Seller phantom equity awards - In connection with the acquisition of Roundhouse, the Company granted phantom equity awards to the former owners.  The seller phantom equity awards are measured and reported at fair value and are included in other liabilities, noncurrent in the consolidated balance sheets. The seller phantom equity awards liability is measured and reported at fair value at the date of grant and is revalued each reporting period.  Changes in the fair value of the seller phantom equity awards can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in Roundhouse performance. Any changes in fair value are reported in the consolidated statements of operations. The seller phantom equity awards liability is categorized in Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 are as follows.

(in thousands)	March 31, 2026
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,772	$—	$13,772	$—
States, municipalities and political subdivisions	1,423	—	1,423	—
Mortgage-backed	10,317	—	10,317	—
Asset-backed	1,285	—	1,285	—
Corporate	10,148	—	10,148	—
Total fixed maturities	36,945	—	36,945	—
Limited liability investment, at fair value	3,770	—	—	3,770
Total assets	$40,715	$—	$36,945	$3,770

Liabilities:
Subordinated debt	$13,148	$—	$13,148	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$17,456	$—	$13,148	$4,308

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

(in thousands)	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,491	$—	$13,491	$—
States municipalities and political subdivisions	1,771	—	1,771	—
Mortgage-backed	9,818	—	9,818	—
Asset-backed	1,364	—	1,364	—
Corporate	10,321	—	10,321	—
Total fixed maturities	36,765	—	36,765	—
Limited liability investment, at fair value	3,476	—	—	3,476
Total assets	$40,241	$—	$36,765	$3,476

Liabilities:
Subordinated debt	$13,698	$—	$13,698	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$18,006	$—	$13,698	$4,308

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2026 and March 31, 2025:

(in thousands)	Three months ended March 31,
	2026	2025
Assets:
Limited liability investment, at fair value:
Beginning balance	$3,476	$2,859
Distributions received	(28)	—
Realized gains included in net loss	10	—
Change in fair value of limited liability investment, at fair value included in net loss	312	1
Ending balance	$3,770	$2,860
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net loss	$312	$1
Included in other comprehensive income	$—	$—
Ending balance - assets	$3,770	$2,860
Liabilities:
Contingent consideration:
Beginning balance	$980	$—
Change in fair value of contingent consideration included in net loss	—	—
Ending balance	$980	$—
Unrealized gains recognized on contingent consideration liability held at end of period:
Seller phantom equity awards:
Beginning balance	$3,328	$—
Change in fair value of seller phantom equity award liability included in net loss	—	—
Ending balance	$3,328	$—
Ending balance - liabilities	$4,308	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at March 31, 2026:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,770	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$980	Option-based income approach	Discount rate	14.0%-17.0%
			Risk-free rate	3.64%-3.67%
			Expected volatility	28.0%
Seller phantom equity awards	$3,328	Market approach	Internal rate of return	19.7%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at December 31, 2025:

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

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three months ended March 31, 2026 and  March 31, 2025.

Assets and Liabilities Not Carried at Fair Value

The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature. The fair values of the Company's bank loans, which are reported as debt in the consolidated balance sheets, are derived from quoted market prices of industrial bonds with similar maturities and are categorized within Level 2 of the fair value hierarchy. The estimated fair value of bank loans was $56.3 million and $57.3 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 23 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party relationships and transactions.

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  March 31, 2026 and December 31, 2025, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2026 and the year ended  December 31, 2025.

Preferred Stock Private Placements

As further described in Note 17, " Redeemable Preferred Stock,":

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

Common Stock Private Placement

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2026

NOTE 24 COMMITMENTS AND CONTINGENCIES

(a) Collateral pledged and restricted cash:

The Company has restricted cash of $7.8 million and $8.0 million at March 31, 2026 and December 31, 2025, respectively. Included in restricted cash are:

•	$7.3 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at March 31, 2026 and December 31, 2025, on deposit with state regulatory authorities; and
•

$0.3 million at March 31, 2026 and December 31, 2025, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

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

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project, fractional and interim staffing of senior finance professionals, CFO mentoring, board advisory services, and executive search services for permanent placements for its clients throughout the United States.

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

Kingsway Skilled Trades ("KST") includes Bud's Plumbing, Advanced Plumbing and Southside Plumbing.  KST provides a comprehensive range of plumbing services, including emergency repairs, drain cleaning, water heater installations, and water treatment solutions to residential and commercial customers, primarily in Evansville, Indiana (Bud's Plumbing), Cleveland, Ohio (Advanced Plumbing) and Omaha, Nebraska (Southside Plumbing).

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiary, The Penn Warranty Corporation ("Penn"). Penn distributes these products in 46 states via independent used car dealerships and franchised car dealerships.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated interim statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 21, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating income (loss) that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other revenue, net.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include revenue recognition; valuation of fixed maturity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; accounting for business combinations; valuation and impairment assessment of intangible assets; goodwill recoverability; valuation of contingent consideration; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; and valuation of redeemable noncontrolling interest. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report. There has been no material change subsequent to December 31, 2025 to the information previously disclosed in the 2025 Annual Report with respect to these significant accounting policies and critical estimates.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the three months ended March 31, 2026 and March 31, 2025 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended March 31,
	2026	2025	Change
Segment operating income:
KSX	$2,907	$1,743	$1,164
Extended Warranty	247	515	(268)
Total segment operating income	3,154	2,258	896
Interest and investment income, net	726	310	416
Selling, general and administrative expenses and other income not allocated to segments, net	(2,432)	(2,928)	496
Interest expense	(1,411)	(1,230)	(181)
Amortization and impairment of intangible assets	(2,352)	(1,766)	(586)
Loss before income tax benefit	(2,315)	(3,356)	1,041
Income tax benefit	(47)	(264)	217
Net loss	$(2,268)	$(3,092)	$824

KINGSWAY FINANCIAL SERVICES INC.

Among other items, the current U.S. conflict with Iran, the degree and pace of inflation and interest rate changes may have impacts on our business and tariffs - or retaliatory responses to such tariffs - may impact the Company’s operating income. The potential impact of current macroeconomic uncertainties on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these uncertainties.

The discussion below highlights the key drivers of the current and prior year results.

Kingsway Search Xcelerator

Kingsway Search Xcelerator revenue increased to $21.1 million (80.3%) for the three months ended March 31, 2026 compared to $11.7 million for the three months ended March 31, 2025.  Kingsway Search Xcelerator operating income was $2.9 million for the three months ended March 31, 2026 compared to $1.7 million for the three months ended March 31, 2025.   Revenue and operating income were primarily impacted by the following:

•

The inclusion of Roundhouse for the three months ended March 31, 2026 following its acquisition on July 1, 2025.  For the three months ended March 31, 2026, Roundhouse had revenue and operating income of $4.8 million and $1.0 million, respectively;

•

The inclusion of  KST for the three months ended March 31, 2026 following the acquisitions of Bud's Plumbing in March 2025, and Advanced Plumbing and Southside Plumbing in August 2025.  KST had revenue and operating income of $4.7 million and $0.1 million, respectively, for the three months ended March 31, 2026; and

•

Image Solutions revenue increased $0.5 million to $2.3 million (25.6% increase from prior year quarter) and operating income increased $0.3 million to $0.7 million for the three months ended March 31, 2026.  The increase in revenue was due to Image Solutions having a fully-staffed sales team heading into 2026, as well as Q1 2025 being negatively impacted by the after effects of Hurricane Helene.  Operating income benefitted from the increase in revenue, which was partially offset by higher general and administrative expenses for the three months ended March 31, 2026.

Extended Warranty

Extended Warranty revenue increased 7.2% (or $1.2 million) to $17.9 million for the three months ended March 31, 2026 compared with $16.7 million for the three months ended March 31, 2025, while cash sales and the average price per contract sold were up 11.8% and 7.3%, respectively, over the prior year. Extended Warranty operating income was $0.2 million for the three months ended March 31, 2026 compared with $0.5 million for the three months ended March 31, 2025. Extended Warranty's revenue – and therefore operating income – is impacted by the fact that VSA sales are recognized over the life of the contract, which is not on a straight-line basis.  This means that in periods where cash VSA sales are declining, revenue and operating income may continue to be strong due to higher prior-year sales.  Conversely, when VSA cash sales are in a period of growth – as we are seeing now – revenue and operating income may continue to lag as prior-year lower sales have a larger impact on current period revenue/operating income than current period VSA cash sales.

During the three months ended March 31, 2026, there was a 7.1% increase in claims paid at our auto Extended Warranty companies, primarily due to inflationary pressures on the cost of parts and labor, but not due to a spike in the number of claims.  We are able to mitigate the impact of higher claims expense by increasing pricing and re-categorizing vehicles to ensure they are in the appropriate rate class, which we do at least annually. However, due to the deferred revenue model under US GAAP, these price increases may impact our financials more in future periods rather than in the current period.

Extended Warranty operating income was impacted by higher claims, commissions, dealer profit sharing, and personnel costs. Commissions and dealer profit sharing were up primarily due to the increase in cash sales during the first quarter of 2026.  Personnel costs were up primarily at PWI, Geminus and Trinity, as each company continues to invest in its sales teams. However, the increases in costs were less than that budgeted for the quarter ended March 31, 2026.  Extended Warranty gross profit – calculated as revenue less claims and commission expense – was up 7.7% over prior year.

Interest and Investment Income, Net

Interest and investment income, net was $0.7 million in the first quarter of 2026 compared to $0.3 million in the first quarter of 2025. Included is net investment income, realized gains (losses) and gain on change in fair value limited liability investment, at fair value.  The increase for the first quarter of 2026 is primarily due to gain on change in fair value recognized by Argo Holdings Fund I, LLC ("Argo Holdings") of $0.3 million for the three months ended March 31, 2026 compared to less than $0.1 million for the three months ended March 31, 2025.

Selling, General and Administrative Expenses and Other Income not Allocated to Segments, Net

Selling, general and administrative expenses and other income not allocated to segments was a net expense of $2.4 million in the first quarter of 2026 compared to $2.9 million in the first quarter of 2025. Included are primarily expenses associated with our corporate holding company, expenses associated with our Operator-in-Residence who search for our next acquisitions, revenue and expenses associated with our various other investments (such as Argo Holdings) that are accounted for on a consolidated basis, (loss) gain on change in fair value of debt and loss on extinguishment of debt.

The decrease in net expense for the three months ended March 31, 2026 is primarily attributable to lower acquisition, search and compensation related expenses during the three months ended March 31, 2026 compared to the same period in 2025.

See Note 10, "Debt," to the unaudited consolidated interim financial statements, for further discussion of changes in fair value of debt and loss on extinguishment of debt recorded for the three months ended March 31, 2026 and March 31, 2025.

Interest Expense

Interest expense for the first quarter of 2026 was $1.4 million compared to $1.2 million in the first quarter of 2025. The increase for the three months ended March 31, 2026 is primarily attributable to the inclusion of the Roundhouse and KPH loans for the first quarter of 2026, partially offset by reduced expense for existing loans due to principal amortization.

KINGSWAY FINANCIAL SERVICES INC.

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $2.2 million in the first quarter of 2026 compared to $1.7 million in the first quarter of 2025.  The increase is primarily due to the inclusion of Roundhouse, Advanced Plumbing and Southside Plumbing (acquired in the third quarter of 2025) for the three months ended March 31, 2026, partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of intangible assets was $0.2 million in the first quarter of 2026 compared to $0.1 million in the first quarter of 2025. The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. At March 31, 2026 and March 31, 2025, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge during the first quarter of 2026 related to the SNS indefinite-lived trade name; and during the first quarter of 2025 related to the Ravix indefinite-lived trade name. The reductions in value are primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Benefit

Income tax benefit for the first quarter of 2026 was less than $0.1 million compared to $0.3 million in the first quarter of 2025. For the three months ended March 31, 2026, the Company reported a tax benefit primarily due to the current period operating losses generating indefinite life deferred tax assets utilizable against existing indefinite life deferred tax liabilities. For the three months ended March 31, 2025, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three months ended March 31, 2026 and March 31, 2025.

INVESTMENTS

Portfolio Composition

See Note 2(f), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2025 Annual Report for an overview of how we account for our various investments.

At March 31, 2026, we held cash and cash equivalents, restricted cash and investments with a carrying value of $57.2 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2026	% of Total	December 31, 2025	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,772	24.1%	13,491	23.3%
States, municipalities and political subdivisions	1,423	2.5%	1,771	3.1%
Mortgage-backed	10,317	18.0%	9,818	17.0%
Asset-backed	1,285	2.2%	1,364	2.4%
Corporate	10,148	17.8%	10,321	17.8%
Total fixed maturities	36,945	64.6%	36,765	63.5%
Limited liability investments	649	1.1%	649	1.1%
Limited liability investment, at fair value	3,770	6.6%	3,476	6.0%
Investments in private companies	575	1.0%	575	1.0%
Short-term investments	178	0.3%	178	0.3%
Total investments	42,117	73.7%	41,643	71.9%
Cash and cash equivalents	7,268	12.7%	8,306	14.3%
Restricted cash	7,781	13.6%	7,965	13.8%
Total	57,166	100.0%	57,914	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Investment Impairment

The Company performs a quarterly analysis of its investments to determine if declines in fair value may result in the recognition of impairment losses in net loss. Factors considered in the determination of whether or not an impairment loss is recognized in net loss include a current intention or need to sell the security or an indication that a credit loss exists.  See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2025 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an impairment loss on an investment.

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

There were no impairment losses recorded related to investments during the three months ended March 31, 2026 and March 31, 2025.

At March 31, 2026 and December 31, 2025, the gross unrealized losses for fixed maturities amounted to $0.5 million for each period, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company's debt instruments at March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$35,481	$34,926	$36,135	$35,551
KSX Revolvers	2,228	2,228	2,053	2,053
Extended Warranty Term Loan and DDTL	14,716	14,655	15,504	15,438
Extended Warranty Revolver	3,000	3,000	2,000	2,000
Total bank loans	55,425	54,809	55,692	55,042
Notes payable:
KSX Notes Payable	2,041	1,844	1,164	1,016
KSX Vehicle Loans	617	617	630	630
KSX Equipment Loans	736	736	326	326
Total notes payable	3,394	3,197	2,120	1,972
Subordinated debt	15,000	13,148	15,000	13,698
Total Debt	$73,819	$71,154	$72,812	$70,712

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the three months ended March 31, 2026 are further described below.

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

During the three months ended March 31, 2026:

•	Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million;
•	KWH borrowed $1.0 million under the KWH revolver; and
•	DDI borrowed $0.2 million under the DDI revolver.

Beginning March 31, 2024 through March 31, 2026, SNS was in default under its loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly). In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026.

Also, beginning September 30, 2025 through March 31, 2026, DDI was in default under its loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).

Each of SNS and DDI has entered into an amendment to its respective loan that waives the events of default for the fiscal quarter ended March 31, 2026.  As of the report date, there is some uncertainty as to whether the companies will be in compliance with the covenants in future periods, and if not, when the companies will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the loans immediately due and payable, exercise their rights with respect to collateral securing the obligations, and/or exercise any other rights and remedies available.

KINGSWAY FINANCIAL SERVICES INC.

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

Notes Payable

On January 2, 2026, Ravix entered into a seller note with a principal amount of $0.9 million in connection with an asset acquisition.  The seller note was used to partially finance the asset acquisition.

On March 4, 2026, Roundhouse borrowed $0.4 million under an equipment line of credit.  The Roundhouse equipment loan matures on March 1, 2033, requires monthly payments of principal and interest and has an annual fixed interest rate of 7.0%.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At March 31, 2026, the carrying value of the subordinated debt is $13.1 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 22, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows

During the three months ended March 31, 2026, the net cash used in operating activities from continuing operations was essentially break even, primarily due to operating income from the Kingsway Search Xcelerator and Extended Warranty (the latter due to higher cash sales) segments. During the three months ended March 31, 2025, the Company reported $1.8 million of net cash used in operating activities, primarily due to cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity, partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the three months ended March 31, 2026, the net cash used in investing activities was $1.0 million. This use of cash is primarily attributed to proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities, as well as an asset acquisition by Ravix.  During the three months ended March 31, 2025, the net cash used in investing activities was $3.2 million. This use of cash is primarily attributed to the acquisition of Bud's Plumbing, net of cash acquired, partially offset by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.

During the three months ended March 31, 2026, the net cash used in financing activities was $0.2 million. This use of cash was primarily attributed to principal proceeds from debt of $2.1 million, partially offset by principal repayment on debt of $2.0 million and payment of preferred stock dividends of $0.3 million.  During the three months ended March 31, 2025, the net cash provided by financing activities was $5.8 million.  This source of cash was primarily attributed to principal proceeds from debt of $9.3 million and proceeds from the issuance of Class C preferred stock of $6.0 million, partially offset by principal repayment on debt of $8.5 million, cash paid to settle the Ravix contingent liability of $0.4 million and cash paid for repurchases of common stock of $0.3 million.

KINGSWAY FINANCIAL SERVICES INC.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $0.9 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Kingsway Search Xcelerator and Extended Warranty operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $7.3 million and $8.3 million reported at March 31, 2026 and December 31, 2025, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2026, and ending March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 24, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to those risk factors previously disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 7, 2026	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 7, 2026	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)