Form 10-Q
period 2026-06-30
KINGSWAY Corp
filed 2026-08-06
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-15204

Kingsway Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-1792291 (I.R.S. Employer Identification No.)

10 S. Riverside Plaza, Suite 1520, Chicago, IL 60606
(Address of principal executive offices and zip code)
1-312-766-2138
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KWY	New York Stock Exchange

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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 6, 2026 was 28,931,000.

Kingsway Corporation

Kingsway Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,366	$8,306
Restricted cash	7,679	7,965
Investments (including $38,556 and $36,765, respectively, at fair value) (Note 6)	38,735	36,943
Service fee receivable, net of allowance for credit losses of $1,150 and $1,113, respectively	14,950	13,840
Deferred contract costs	4,167	2,870
Other current assets	6,294	6,579
Total current assets	79,191	76,503

Deferred contract costs, noncurrent	11,224	12,037
Property and equipment, net of accumulated depreciation of $3,174 and $2,587, respectively	6,610	6,354
Goodwill	65,377	69,130
Intangible assets, net of accumulated amortization of $37,788 and $34,013, respectively	48,486	52,265
Other assets	16,945	15,210
Total Assets	$227,833	$231,499

Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities:
Accrued expenses and other current liabilities	$25,044	$25,134
Deferred service fees	42,843	46,715
Short-term and current portion of long-term debt	22,789	11,709
Total current liabilities	90,676	83,558

Deferred service fees	47,117	40,439
Long-term debt (including $13,428 and $13,698, respectively, at fair value) (Note 10)	44,501	59,003
Other liabilities, noncurrent	10,158	10,862
Net deferred income tax liabilities	3,041	3,225
Total Liabilities	195,493	197,087
Redeemable preferred stock, $0.01 par value; 650,000 authorized, issued and outstanding at June 30, 2026 and December 31, 2025; redemption amount of $16,250 at June 30, 2026 and December 31, 2025	16,250	16,250
Redeemable noncontrolling interest in consolidated subsidiary	746	792

Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,621,439 and 29,651,671 issued at June 30, 2026 and December 31, 2025, respectively; and 28,595,512 and 28,625,744 outstanding at June 30, 2026 and December 31, 2025, respectively	296	296
Additional paid-in capital	396,125	394,848
Treasury stock, at cost; 1,025,927 outstanding at June 30, 2026 and December 31, 2025	(6,545)	(6,545)
Accumulated deficit	(377,104)	(373,370)
Accumulated other comprehensive income (loss)	54	(60)
Shareholders' equity attributable to common shareholders	12,826	15,169
Noncontrolling interests in consolidated subsidiaries	2,518	2,201
Total Shareholders' Equity	15,344	17,370
Total Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity	$227,833	$231,499

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$39,442	$30,919	$78,401	$59,268
Cost of services	22,319	17,909	43,943	34,106
Gross profit	17,123	13,010	34,458	25,162

Selling, general and administrative expenses	16,838	13,975	33,367	26,697
Depreciation expense	394	161	715	305
Operating (loss) income	(109)	(1,126)	376	(1,840)

Other income (expenses), net:
Interest and investment income, net	2,705	715	3,431	1,025
Interest expense	(1,381)	(1,265)	(2,792)	(2,495)
Amortization and impairment of intangible assets	(2,428)	(1,845)	(4,780)	(3,611)
Other income, net	208	225	445	269
Gain on disposal of subsidiary	1,347	—	1,347	—
Total other income (expenses), net	451	(2,170)	(2,349)	(4,812)
Income (loss) before income tax expense (benefit)	342	(3,296)	(1,973)	(6,652)
Income tax expense (benefit)	185	(131)	138	(395)
Net income (loss)	157	(3,165)	(2,111)	(6,257)
Less: Net income (loss) attributable to:
Noncontrolling interests in consolidated subsidiaries	836	152	1,024	277
Redeemable noncontrolling interests in consolidated subsidiaries	(62)	—	(46)	—
Less: Dividends on preferred stock	324	311	645	533
Net loss attributable to common shareholders	$(941)	$(3,628)	$(3,734)	$(7,067)

Loss per share attributable to common shareholders:
Basic	$(0.03)	$(0.13)	$(0.13)	$(0.26)
Diluted	$(0.03)	$(0.13)	$(0.13)	$(0.26)
Weighted-average shares outstanding (in ‘000s):
Basic	28,617	27,196	28,621	27,150
Diluted	28,617	27,196	28,621	27,150

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$157	$(3,165)	$(2,111)	$(6,257)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(144)	228	(324)	617
Reclassification adjustment for amounts included in net income (loss)	—	(1)	—	(1)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(197)	(552)	438	(538)
Other comprehensive (loss) income, net of taxes(1):	(341)	(325)	114	78
Comprehensive loss	(184)	(3,490)	(1,997)	(6,179)
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	774	152	978	277
Comprehensive loss attributable to common shareholders	$(958)	$(3,642)	$(2,975)	$(6,456)

(1) Net of income tax expense (benefit) of $0 for the three and six months ended June 30, 2026 and June 30, 2025.

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2026	28,625,744	$296	$395,168	$(6,545)	$(376,163)	$395	13,151	$2,389	$15,540
Tax withholding related to net share settlement of restricted stock awards	(30,232)	—	(306)	—	—	—	(306)	—	(306)
Net (loss) income	—	—	—	—	(617)	—	(617)	836	219
Preferred stock dividends	—	—	—	—	(324)	—	(324)	—	(324)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(707)	(707)
Other comprehensive loss	—	—	—	—	—	(341)	(341)	—	(341)
Stock-based compensation	—	—	1,263	—	—	—	1,263	—	1,263
Balance, June 30, 2026	28,595,512	$296	$396,125	$(6,545)	$(377,104)	$54	$12,826	$2,518	$15,344

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	27,093,849	$281	$376,924	$(6,545)	$(364,892)	$(315)	$5,453	$1,764	$7,217
Common stock issued at $11.75 per share, net	1,336,264	13	15,589	—	—	—	15,602	—	15,602
Net (loss) income	—	—	—	—	(3,317)	—	(3,317)	152	(3,165)
Preferred stock dividends	—	—	—	—	(311)	—	(311)	—	(311)
Other comprehensive loss	—	—	—	—	—	(325)	(325)	—	(325)
Stock-based compensation	—	—	340	—	—	—	340	—	340
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	$17,442	$1,916	$19,358

Kingsway Corporation

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2025	28,625,744	$296	$394,848	$(6,545)	$(373,370)	$(60)	$15,169	$2,201	$17,370
Tax withholding related to net share settlement of restricted stock awards	(30,232)	—	(306)	—	—	—	(306)	—	(306)
Net (loss) income	—	—	—	—	(3,089)	—	(3,089)	1,024	(2,065)
Preferred stock dividends	—	—	—	—	(645)	—	(645)	—	(645)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(707)	(707)
Other comprehensive income	—	—	—	—	—	114	114	—	114
Stock-based compensation	—	—	1,583	—	—	—	1,583	—	1,583
Balance, June 30, 2026	28,595,512	$296	$396,125	$(6,545)	$(377,104)	$54	$12,826	$2,518	$15,344

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052
Common stock issued at $11.75 per share, net	1,336,264	13	15,589	—	—	—	15,602	—	15,602
Net (loss) income	—	—	—	—	(6,534)	—	(6,534)	277	(6,257)
Preferred stock dividends	—	—	—	—	(533)	—	(533)	—	(533)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	78	78	—	78
Stock-based compensation	—	—	761	—	—	—	761	—	761
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	$17,442	$1,916	$19,358

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash provided by (used in):

Operating activities:
Net loss	$(2,111)	$(6,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,010	3,697
Stock-based compensation expense	1,583	761
Net realized and unrealized investment gains	(2,633)	(235)
Impairment of intangible assets	484	219
Deferred income taxes	(184)	(571)
Gain on disposal of subsidiary	(1,347)	—
Other non-cash items	138	92
Changes in operating assets and liabilities, adjusted for assets and liabilities disposed of (2026) and acquired (2025):
Service fee receivable, net	(2,523)	(1,379)
Deferred contract costs	(484)	(681)
Other assets	(897)	120
Deferred service fees	2,806	3,322
Other, net	1,354	(549)
Net cash provided by (used in) operating activities	1,196	(1,461)

Investing activities:
Proceeds from sales and maturities of fixed maturities	4,476	5,687
Purchases of fixed maturities	(6,572)	(5,688)
Net proceeds from limited liability investment, at fair value	1,347	95
Net proceeds from investments in private companies	635	107
Net proceeds from disposal of subsidiary, net of cash disposed of $608	4,392	—
Net working capital settlements and escrow releases related to acquisitions	854	—
Acquisition of businesses, net of cash acquired	—	(13,631)
Acquisition of assets	(840)	—
Net purchases of property and equipment	(971)	(242)
Other, net	(3)	(4)
Net cash provided by (used in) investing activities	3,318	(13,676)

Financing activities:
Proceeds from issuance of common stock, net	—	15,602
Proceeds from issuance of preferred stock	—	8,000
Cash paid for repurchase of common stock	—	(345)
Distributions to noncontrolling interest holders	(707)	—
Payment of preferred stock dividends	(648)	(389)
Payment of contingent consideration from acquisition	—	(420)
Taxes paid related to net share settlements of restricted stock awards	(306)	—
Principal proceeds from debt, net of debt issuance costs of zero in 2026 and $38 in 2025	3,012	9,410
Principal payments on debt	(7,091)	(10,400)
Net cash (used in) provided by financing activities	(5,740)	21,458
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,226)	6,321
Cash and cash equivalents and restricted cash at beginning of period	16,271	13,136
Cash and cash equivalents and restricted cash at end of period	$15,045	$19,457

	June 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,366	$12,079
Restricted cash	7,679	7,378
Cash and cash equivalents and restricted cash per statements of cash flows	$15,045	$19,457

	Six months ended June 30,
	2026	2025
Non-cash financing activities:
Notes receivable related to disposal of subsidiary	$(1,510)	$—
Notes payable issued for acquisitions of assets and business, net of discount	$840	$1,100

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 1 BUSINESS

On May 18, 2026, following shareholder approval, Kingsway Financial Services Inc. changed its name to Kingsway Corporation (the "Company" or "Kingsway") and began trading on the New York Stock Exchange under a new ticker symbol, KWY, on May 19, 2026. Kingsway is a Delaware holding company with operating subsidiaries located in the United States and is the only publicly-traded US company employing the Search Fund model to acquire and build great businesses. The Company owns and operates a collection of high-quality B2B and B2C services companies that are asset-light, growing, and that have recurring revenues.  Kingsway seeks to compound long-term shareholder value on a per share basis via its decentralized management model, its talented team of operators, and its tax-advantaged corporate structure.

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

NOTE 5 ACQUISITIONS AND DISPOSAL

(a)    Acquisitions:

During the three and six months ended  June 30, 2025, the Company incurred acquisition expenses related to business combinations of $0.1 million and $0.5 million, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition. From the date of acquisition through June 30, 2025, Bud's Plumbing earned revenue of $2.0 million and had net income of $0.2 million. The pro forma effects of the Bud's Plumbing acquisition were not material to the Company's consolidated statements of operations for the three and six months ended June 30, 2025.

The seller note was due to mature on April 1, 2030; however, on  August 7, 2025, the seller note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.

Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $23.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. During the six months ended June 30, 2026 and the fourth quarter of 2025, funds that had been held in escrow for the purposes of indemnification claims of $0.1 million and $0.8 million, respectively, were released to the Company. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the fourth quarter of 2025.  Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. As further discussed in Note 21, "Segmented Information," Roundhouse is included in the Kingsway Search Xcelerator segment.

During the second quarter of 2026, the Company finalized its fair value analysis of the assets acquired and liabilities.  During the six months ended June 30, 2026, the Company recorded a measurement period adjustment that decreased goodwill by $0.2 million compared to the amount recorded at December 31, 2025.  The measurement period adjustment primarily reflects changes in the accrued liabilities and the release of funds held in escrow.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain)

On August 1, 2025, the Company (through its newly formed subsidiary, Advanced Plumbing & Drain LLC) acquired substantially all of the assets and certain specified liabilities of AAA Flexible Pipe Cleaning Corporation (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $3.9 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of $0.1 million that was paid to the Company during the first quarter of 2026. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.5 million, which is subject to certain conditions, including growth in adjusted EBITDA for Advanced Plumbing during the three-year period following the acquisition date.  During the second quarter of 2026, the Company finalized its fair value analysis of the assets acquired and liabilities.

Efficient Plumbing, LLC (d/b/a Southside Plumbing)

On August 14, 2025, the Company acquired 80% of the outstanding membership interests of Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing") for aggregate consideration consisting of cash, a seller note and contingent consideration, of approximately $4.7 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the first quarter of 2026. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $1.125 million, which is subject to certain conditions, including growth in adjusted EBITDA for Southside Plumbing during the three-year period following the acquisition date. The 20% noncontrolling interest in Southside Plumbing is redeemable by the holder of the noncontrolling interest and includes a put option redemption feature that is outside of the Company’s control; therefore, the 20% interest is treated as redeemable noncontrolling interest and is presented outside of permanent equity in the consolidated balance sheets. See Note 18, "Redeemable Noncontrolling Interest," for further discussion related to the redeemable noncontrolling interest. During the second quarter of 2026, the Company finalized its fair value analysis of the assets acquired and liabilities.

Bud’s Plumbing (Evansville, IN), Advanced Plumbing (Cleveland, OH) and Southside Plumbing (Omaha, NE), provide various plumbing installation, service and repair services to residential and commercial customers. As further discussed in Note 21, "Segmented Information," these companies are included in the Kingsway Search Xcelerator segment.

Summary Information

The following table summarizes the purchase price for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price:
Cash paid at closing	$3,829	$20,201	$2,652	$4,040
Working capital adjustment	31	(27)	(135)	(47)
Seller note	1,100	—	420	420
Release of indemnity escrow	—	(900)	—	—
Seller phantom equity awards	—	3,328	—	—
Contingent consideration	—	—	790	190
Total purchase price	$4,960	$22,602	$3,727	$4,603

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The following table summarizes the allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed for our acquisitions:

(in thousands)	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price	$4,960	$22,602	$3,727	$4,603

Cash and cash equivalents	$308	$333	$23	$94
Service fee receivable	46	4,259	465	334
Property and equipment	173	2,355	610	1,087
Intangible asset not subject to amortization - trade name	3,100	1,220	1,600	1,100
Intangible asset subject to amortization - customer relationships	500	11,000	1,100	1,000
Other assets - other receivables, inventory and prepaid expenses	226	894	130	58
Total assets	$4,353	$20,061	$3,928	$3,673

Accrued expenses and other liabilities	$388	$2,844	$718	$231
Debt	—	—	—	498
Income taxes payable	—	250	—	—
Net deferred income tax liabilities	—	2,927	—	—
Total liabilities	$388	$6,021	$718	$729

Total identifiable assets and liabilities	$3,965	$14,040	$3,210	$2,944

Redeemable noncontrolling interest	$—	$—	$—	$875

Excess purchase price allocated to goodwill	$995	$8,562	$517	$2,534

The fair value of the acquired service fee receivables in the table above are equivalent to their gross contractual amounts.

The fair value of the 20% redeemable noncontrolling interest in Southside Plumbing at the date of acquisition of $0.9 million was estimated by applying a market approach, utilizing a discount rate of 20%.

(b)    Disposal:

Trinity Warranty Solutions

On May 8, 2026, pursuant to a membership interest purchase agreement, the Company sold all of the issued and outstanding equity interests of its subsidiary, Trinity Warranty Solutions LLC ("Trinity"), to Trinity Warranty Holding LLC ("Buyer") for gross proceeds of $8.0 million, consisting of $5.0 million in cash and $3.0 million in seller notes.  The seller notes are non-interest bearing and are due May 8, 2036; however they could be paid off early at any time prior to May 8, 2036, for a discount, if certain conditions are met.  At the May 8, 2026 disposal date, the estimated fair value of the seller notes was $1.5 million. See Note 22, "Fair Value of Financial Instruments," for further discussion related to the Trinity seller notes.

As a result of the sale, the Company recognized a net gain on disposal of $1.3 million during the three months ended  June 30, 2026.  The sale of Trinity did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, Trinity is not presented as a discontinued operation.  The earnings of Trinity, which were included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations through the May 8, 2026 date of sale.  The assets, liabilities and equity of Trinity were deconsolidated effective May 8, 2026.

The sale of Trinity represents the disposal of a subsidiary of the Company, which had contributions to Extended Warranty revenue of $1.0 million and $2.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively ($2.8 million and $4.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively).  Additionally, Trinity had pre-tax income of $0.1 million and $0.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively (less than $0.1 million and $0.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively).

NOTE 6 INVESTMENTS

Investments at  June 30, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	June 30, 2026	December 31, 2025
Available-for-sale fixed maturities, at fair value (amortized cost of $39,121 and $37,005, respectively)	$38,556	$36,765
Limited liability investment, at fair value (a)	4,127	3,476
Limited liability investments (a)	637	649
Investments in private companies, at adjusted cost (a)	575	575
Short-term investments, at cost which approximates fair value	179	178
Total investments	$44,074	$41,643

(a)	Included in other assets in the consolidated balance sheets.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss), and estimated fair value of the Company's available-for-sale investments at June 30, 2026 and December 31, 2025 are summarized in the tables shown below:

(in thousands)	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,939	$8	$112	$13,835
States, municipalities and political subdivisions	1,238	1	14	1,225
Mortgage-backed	11,692	16	296	11,412
Asset-backed	1,681	2	18	1,665
Corporate	10,571	18	170	10,419
Total fixed maturities	$39,121	$45	$610	$38,556

(in thousands)	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,441	$97	$47	$13,491
States, municipalities and political subdivisions	1,788	3	20	1,771
Mortgage-backed	9,965	79	226	9,818
Asset-backed	1,365	10	11	1,364
Corporate	10,446	58	183	10,321
Total fixed maturities	$37,005	$247	$487	$36,765

The table below summarizes the Company's fixed maturities at June 30, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,182	$7,110
Due after one year through five years	21,102	20,940
Due after five years through ten years	5,186	5,095
Due after ten years	5,651	5,411
Total	$39,121	$38,556

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of June 30, 2026 and December 31, 2025. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,053	$14	$9,633	$98	$11,686	$112
States, municipalities and political subdivisions	230	5	466	9	696	14
Mortgage-backed	3,965	41	4,601	255	8,566	296
Asset-backed	1,020	8	142	10	1,162	18
Corporate	3,005	24	5,203	146	8,208	170
Total fixed maturities	$10,273	$92	$20,045	$518	$30,318	$610

(in thousands)	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,477	$21	$2,370	$26	$4,847	$47
States, municipalities and political subdivisions	300	—	1,088	20	1,388	20
Mortgage-backed	336	1	3,433	225	3,769	226
Asset-backed	—	—	417	11	417	11
Corporate	408	—	6,113	183	6,521	183
Total fixed maturities	$3,521	$22	$13,421	$465	$16,942	$487

At June 30, 2026 and  December 31, 2025, there are approximately 170 and 124 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at June 30, 2026 and  December 31, 2025.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value is less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at June 30, 2026 and  December 31, 2025.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

The Company did not record any write-downs for impairment related to limited liability investments or investments in private companies for the three and six months ended June 30, 2026 and June 30, 2025.

At  June 30, 2026, the Company had no unfunded commitments related to limited liability investments or limited liability investment, at fair value.

For the three and six months ended June 30, 2026 and  June 30, 2025, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

Interest and investment income, net reported in the consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net investment income	$395	$410	798	790
Net realized gains	1,953	128	1,964	57
Gain on change in fair value of limited liability investment, at fair value	357	177	669	178
Interest and investment income, net	$2,705	$715	$3,431	$1,025

Net investment income included in interest and investment income, net in the table above for the three and six months ended June 30, 2026 and June 30, 2025 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income:
Interest from fixed maturities	$366	$351	$720	$687
Dividends	10	10	20	20
Loss from limited liability investments	(12)	—	(12)	—
Other	68	73	139	143
Gross investment income	432	434	867	850
Investment expenses	(37)	(24)	(69)	(60)
Net investment income	$395	$410	$798	$790

Net realized gains on investments included in interest and investment income, net in the table above for the three and six months ended June 30, 2026 and June 30, 2025 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Available-for-sale fixed maturities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(4)	—	(76)
Net realized losses on available-for-sale fixed maturities	—	(4)	—	(76)
Limited liability investment, at fair value	1,320	95	1,330	95
Investments in private companies	633	37	634	38
Net realized gains	$1,953	$128	$1,964	$57

Realized gains related to limited liability investment, at fair value and investments in private companies relate to distributions received by the Company from these investments in excess of invested capital.

Proceeds from sales of available-for-sale fixed maturities were zero for the three and six months ended June 30, 2026 ($0.1 million for the three and six months ended  June 30, 2025).

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the six months ended June 30, 2026:

(in thousands)	Kingsway Search Xcelerator	Extended Warranty	Total
Balance, December 31, 2025	$37,977	$31,153	$69,130
Acquisition	678	—	678
Goodwill disposed of related to Trinity	—	(4,209)	(4,209)
Measurement period adjustments	(222)	—	(222)
Balance, June 30, 2026	$38,433	$26,944	$65,377

During the six months ended June 30, 2026, the Company recorded goodwill of $0.7 million related to a small asset acquisition, that was accounted for as business combination.

As further discussed in Note 5, "Acquisitions and Disposal," during the six months ended June 30, 2026, the Company recorded measurement period adjustments, related to acquisition of Roundhouse, that decreased goodwill by $0.2 million.

At each of  June 30, 2026 and December 31, 2025, accumulated goodwill impairment losses were $0.7 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and six months ended June 30, 2026 and June 30, 2025.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at June 30, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$65,492	$37,607	$—	$27,885
Developed technology	651	181	—	470
Intangible assets not subject to amortization:
Trade names	23,437	—	3,306	20,131
Total	$89,580	$37,788	$3,306	$48,486

(in thousands)	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$65,112	$33,867	$—	$31,245
Developed technology	651	146	—	505
Intangible assets not subject to amortization:
Trade names	23,337	—	2,822	20,515
Total	$89,100	$34,013	$2,822	$52,265

During the six months ended June 30, 2026, the Company acquired intangible assets related to customer relationships of $0.9 million and trade name of $0.1 million, related to an acquisition.

As discussed in Note 5,"Acquisitions and Disposal," the Company disposed of Trinity on May 8, 2026.  Trinity had intangible assets with a gross carrying value of $0.5 million and a net carrying value of zero at the disposal date.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $2.1 million and $1.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively ($4.3 million and $3.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively).

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

At each quarter end of the first and second quarters of 2026 and 2025, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three and six months ended June 30, 2026 of $0.3 million and $0.5 million, respectively, related to the CSuite (second quarter of 2026) and SNS (first quarter of 2026) trade names, and $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025 related to the Ravix trade name. The fair value of the CSuite ($0.5 million) trade name at  June 30, 2026 and the SNS ($2.0 million) trade name at  March 31, 2026 were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	June 30, 2026
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$534	$388	$146
Furniture and fixtures	186	142	44
Computer hardware	2,212	1,344	868
Medical equipment	861	447	414
Vehicles	3,117	554	2,563
Machinery and equipment	2,874	299	2,575
Total	$9,784	$3,174	$6,610

(in thousands)	December 31, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	526	346	180
Furniture and fixtures	262	211	51
Computer hardware	2,088	1,184	904
Medical equipment	746	378	368
Vehicles	2,924	278	2,646
Machinery and equipment	2,395	190	2,205
Total	$8,941	$2,587	$6,354

Depreciation expense was $0.4 million and $0.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively ($0.7 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively).

NOTE 10 DEBT

Debt consists of the following instruments at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$34,323	$33,794	$36,135	$35,551
KSX Revolvers	2,229	2,229	2,053	2,053
Extended Warranty Term Loan and DDTL	10,929	10,873	15,504	15,438
Extended Warranty Revolver	3,750	3,750	2,000	2,000
Total bank loans	51,231	50,646	55,692	55,042
Notes payable:
KSX Notes Payable	1,967	1,782	1,164	1,016
KSX Vehicle Loans	719	719	630	630
KSX Equipment Loans	715	715	326	326
Total notes payable	3,401	3,216	2,120	1,972
Subordinated debt	15,000	13,428	15,000	13,698
Total Debt	$69,632	$67,290	$72,812	$70,712

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

The contractual maturities of the Company's principal debt balances as of June 30, 2026 were as follows:

(in thousands)	Principal Maturities
2026	$15,028
2027	11,249
2028	7,469
2029	7,654
2030	6,161
Thereafter	22,071
Total	$69,632

(a)          Bank loans - KSX:

Ravix

As part of the acquisition of Ravix Group, Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix. As a result of the 2022 acquisition of CSuite Financial Partners, LLC ("CSuite"), on November 16, 2022, the Ravix term loan was amended to (1) include CSuite as a borrower; and (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan. The term loan was due to mature on  October 1, 2027 prior to the fourth amendment of the tern loan on February 7, 2025 (see further discussion below).

The Ravix term loan has a carrying value of $8.4 million and $8.3 million as of  June 30, 2026 and  December 31, 2025, respectively.  The Ravix revolver has a carrying value of $0.5 million at  June 30, 2026 and  December 31, 2025.

Since origination, there have been amendments to the Ravix term loan and revolver.  Changes to the Ravix term loan and revolver during 2026 and 2025 are as follows:

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

•	On January 2, 2026, Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million.

As a result of the fourth amendment, the Ravix term loan and revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At June 30, 2026, the interest rate was  7.25%.

The various amendments to the term loan and revolver were not deemed to be substantially different than prior to the amendment; therefore, the amendments were accounted for as modifications. The unamortized debt discount and issuance costs from the original Ravix term loan at the February 7, 2025 modification date of $0.1 million were recorded as loss on extinguishment of debt and are included in other income, net in the consolidated statement of operations for six months ended June 30, 2025, since the original and supplemental term loans were fully repaid as part of the modification.

The Ravix term loan, as amended, is secured by certain of the equity interests and assets of Ravix and CSuite.

SNS

The SNS term loan has a carrying value of $2.4 million and $2.5 million as of June 30, 2026 and  December 31, 2025, respectively.  The SNS revolver has a carrying value of $1.0 million as of June 30, 2026 and  December 31, 2025.

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2026, the interest rate was 7.25%.  The revolver matures on December 2, 2026 and the term loan matures on November 18, 2028.  As of  December 31, 2025, the SNS revolver is fully drawn.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The SNS Loan is secured by certain of the equity interests and assets of SNS.

Beginning March 31, 2024 through June 30, 2026, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly). In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026. In July 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be December 2, 2026; and (2) suspend monthly principal payments through November 2026, with the next principal payment resuming in December 2026.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended June 30, 2026.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  As a result, the Company has included the total principal balance due after one-year related to the SNS Loan of $1.7 million and $2.3 million as of  June 30, 2026 and December 31, 2025, respectively, in short-term and current portion of long-term debt in the consolidated balance sheets.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

The DDI term loan has a carrying value of $3.7 million and $4.2 million as of June 30, 2026 and  December 31, 2025, respectively.  The DDI revolver has a carrying value of $0.3 million and $0.2 million as of June 30, 2026 and  December 31, 2025, respectively.

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2026, the interest rate was 7.25%. The DDI revolver matures on November 1, 2026 and the term loan matures on October 26, 2029.  During the six months ended June 30, 2026, DDI borrowed $0.2 million and made repayments of less than $0.1 million under the DDI revolver.

The DDI Loan is secured by certain of the equity interests and assets of DDI.

Beginning September 30, 2025 through  June 30, 2026, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).  The Company has entered into an amendment to the DDI Loan that waives the event of default for the fiscal quarter ended June 30, 2026.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations. As a result, the Company has reclassified the total principal balance of the DDI Loan due after one-year of $2.6 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of  June 30, 2026.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Image Solutions

The Image Solutions term loan has a carrying value of $6.3 million and $6.7 million as of June 30, 2026 and  December 31, 2025, respectively.  At  June 30, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Image Solutions, LLC ("Image Solutions") on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At June 30, 2026, the interest rate was 7.25%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.

The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

Roundhouse

The Roundhouse term loan has a carrying value of $9.5 million and $10.3 million as of June 30, 2026 and  December 31, 2025, respectively. At  June 30, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse (together, the "Roundhouse Loan"). The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%.  At June 30, 2026, the interest rate was 7.38%.  The Roundhouse term loan and revolver mature on July 1, 2035.

The Roundhouse Loan is secured by certain of the equity interests and assets of Roundhouse.

Kingsway Plumbing Holdco LLC ("KPH")

The KPH term loan has a carrying value of $3.6 million as of June 30, 2026 and  December 31, 2025.  The KPH revolver has a carrying value of $0.4 million as of June 30, 2026 and  December 31, 2025.

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The KPH Loan is secured by certain of the equity interests and assets of KPH.

At  June 30, 2026, KPH was in default under the KPH Loan due to a debt covenant violation related to the leverage and fixed charge ratios (measured quarterly).  As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance.  As a result, the Company has reclassified the total principal balance of the KPH Loan due after one-year of $3.3 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of  June 30, 2026. The Company is in active discussions with the lender with respect to obtaining a waiver.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the KPH Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

(b)          Bank loans - Extended Warranty:

Kingsway Warranty Holdings LLC ("KWH")

The KWH term loan has a carrying value of $6.7 million and $10.8 million as of June 30, 2026 and  December 31, 2025, respectively. The KWH delayed draw term loan ("DDTL") has a carrying value of $4.2 million and $4.7 million as of June 30, 2026 and  December 31, 2025, respectively.  As of June 30, 2026 and  December 31, 2025, the KWH DDTL is fully drawn. The KWH revolver has a carrying value of $3.8 million and $2.0 million as of June 30, 2026 and  December 31, 2025, respectively.

In 2019, the Company formed KWH, whose original subsidiaries included IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity. As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility.

The KWH term loan and revolver has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2026, the interest rate was 6.76%.  The KWH term loan and DDTL mature on May 24, 2029.  The revolver matures on March 31, 2027.

Since origination, there have been amendments to the KWH term loan and revolver.  Changes to the KWH term loan and revolver during 2026 and 2025 are as follows:

•

On December 18, 2025, KWH entered into a fifth amendment to the revolver that provides for: (1) an increase to the KWH revolver commitment from $1.0 million to $5.0 million; and (2) amends to maturity date of the KWH revolver to March 31, 2027. During the fourth quarter of 2025, KWH borrowed $1.0 million under the KWH revolver. During the first and second quarters of 2026, KWH borrowed an additional $1.0 million and $0.75 million, respectively, under the KWH revolver.

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The change in fair value of the Company’s subordinated debt is recorded in the consolidated financial statements for the three and six months ended June 30, 2026 and June 30, 2025 are as follows:

(in thousands)	Three Months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Increase (decrease) in fair value included in other comprehensive (loss) income (a)	$197	$552	$(438)	$538
Loss (gain) on change in fair value included in other income, net in the consolidated statement of operations	83	1	168	(19)
Increase (decrease) in fair value of subordinated debt	$280	$553	$(270)	$519

(a)	attributable to instrument-specific credit risk

The agreement governing the remaining subordinated debt contains a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

NOTE 11 LEASES

(a)          Lessee leases:

The Company has operating leases for office space that include fixed base rent payments, as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company’s variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred. The Company includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. There are no residual value guarantees. The Company also leases certain equipment under a finance lease.

The following table summarizes the operating and finance lease amounts included in the Company's consolidated balance sheets as of  June 30, 2026 and December 31, 2025:

(in thousands)	Classification in Balance Sheet	June 30, 2026	December 31, 2025
Assets
Operating right of use assets	Other assets	$6,425	$7,014
Finance right of use asset	Other assets	126	—
Total right of use assets		$6,551	$7,014

Liabilities
Operating lease liabilities, current	Accrued expenses and other current liabilities	$1,079	$1,083
Operating lease liabilities, noncurrent	Other liabilities, noncurrent	5,517	6,221
Finance lease liability, current	Accrued expenses and other current liabilities	26	—
Finance lease liability, noncurrent	Other liabilities, noncurrent	99	—
Total lease liabilities		$6,721	$7,304

Operating lease costs, variable lease costs and short-term lease costs included in selling, general and administrative expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$400	$218	$804	$411
Variable lease cost	57	46	116	102
Short-term lease cost	7	29	13	58

Finance lease costs were immaterial for the three and six months ended June 30, 2026.  At December 31, 2025, the Company had no finance lease obligations.

The annual maturities of lease liabilities as of June 30, 2026 were as follows:

(in thousands)	Lease Commitments
2026	$782
2027	1,413
2028	1,149
2029	1,019
2030	965
2031 and thereafter	3,303
Total undiscounted lease payments	8,631
Imputed interest	1,910
Total lease liabilities	$6,721

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The weighted-average remaining lease term for our operating leases was 7.16 years and 7.47 years as of June 30, 2026 and  December 31, 2025, respectively.  The weighted-average discount rate of our operating leases was 6.92% and 6.86% as of June 30, 2026 and  December 31, 2025, respectively.   Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million and $0.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

The remaining lease term for our finance lease is 4.90 years and the discount rate is 6.25% as of June 30, 2026. Cash paid for amounts included in the measurement of finance lease liabilities was less than $0.1 million for the six months ended June 30, 2026.

(b)          Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third-party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceed the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within revenue, and cost of services, respectively, upon delivery and installation of the equipment to the customer. For the three months ended June 30, 2026 and June 30, 2025, total revenue recognized from sales-type leases was $0.4 million and $0.4 million, respectively ($1.0 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively).

NOTE 12 OTHER ASSETS AND OTHER LIABILITIES

Other current assets includes accrued investment income, inventory and the current portion of other receivables, prepaid expenses and contract asset.  Current other receivables are recorded net of an allowance of $0.1  million at  June 30, 2026 and December 31, 2025.

Other assets includes other investments, lease right of use assets and the noncurrent portion of other receivables, prepaid expenses and contract asset.

Accrued expenses and other current liabilities includes the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued Expenses and Other Current Liabilities:
Accounts payable	$3,734	$3,629
Refund liability	5,119	4,654
Current lease liability	1,105	1,083
Other accrued liabilities	15,086	15,768
Total	$25,044	$25,134

Other liabilities, noncurrent includes contingent liabilities, seller phantom equity award liabilities and the noncurrent portion of the lease liability.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Kingsway Search Xcelerator and Extended Warranty segments and includes: business services revenue, healthcare services revenue, software license and support revenue, motor sales and repair service revenue, skilled trades repair and service revenue, vehicle service agreement fees, maintenance support service fees and warranty product commissions, based on terms of various agreements with consumers, businesses and credit unions. Customers either pay in full when business and healthcare services, software license and support, motor sales and skilled trades services are billed, or at the inception of a warranty contract or commission product sale, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type for the three and six months ended June 30, 2026 and June 30, 2025:

(in thousands)		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025

Vehicle service agreement fees	IWS, Geminus and PWI	$16,129	$15,140	$32,111	$30,034
Maintenance support service fees	Trinity	240	1,170	843	2,096
Warranty product commissions	Trinity	729	1,332	1,996	2,182
Business services fees	Ravix, CSuite and Image Solutions	6,158	5,723	12,324	11,931
Healthcare services fees	SNS and DDI	4,616	4,567	9,027	9,159
Software license and support fees	SPI	1,602	1,246	2,643	1,837
Motor sales and repair service fees	Roundhouse	5,159	—	9,971	—
Skilled trades repair and service fees	Bud's Plumbing, Advanced Plumbing and Southside Plumbing	4,809	1,741	9,486	2,029
Total revenue		$39,442	$30,919	$78,401	$59,268

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6.65% to 11.20% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Business services revenue includes the revenue from providing outsourced finance and human resources services and information technology managed services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned over time as services are provided to the customer.

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2026 and December 31, 2025 were $15.0 million and $13.8 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at June 30, 2026 and December 31, 2025 of $1.1 million and $1.1 million, respectively. During the three months ended  June 30, 2026 and  June 30, 2025, the Company recorded an increase to its allowance for credit losses of less than $0.1 million and $0.1 million, respectively ($0.3 million and $0.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of $0.2 million and less than $0.1 million for the three months ended  June 30, 2026 and  June 30, 2025, respectively ($0.2 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively).

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Contract asset

Contract asset is included in the Company's consolidated balance sheets as of  June 30, 2026 and December 31, 2025 as follows:

(in thousands)	Classification in Balance Sheet	June 30, 2026	December 31, 2025
Contract asset, current	Other current assets	$935	$112
Contract asset, noncurrent	Other assets	1,787	1,945
Total contract asset		$2,722	$2,057

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the six months ended June 30, 2026 were as follows:

(in thousands)	Six Months Ended June 30, 2026
Balance, December 31, 2025	$2,057
Contract asset additions	1,545
Amounts transferred to service fee receivables	(746)
Adjustment of contract asset balances	(134)
Balance, June 30, 2026	$2,722

The contract asset is reported net of an estimated allowance for credit losses of zero at June 30, 2026 and December 31, 2025.  Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified. During each of the three and six months ended  June 30, 2026 and  June 30, 2025, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of zero.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the six months ended  June 30, 2026 were as follows:

(in thousands)	Six Months Ended June 30, 2026
Balance, December 31, 2025	$87,154
Deferral of revenue	35,510
Recognition of deferred service fees	(32,704)
Balance, June 30, 2026	$89,960

Approximately $23.6 million and $24.9 million of revenues from contracts with customers recognized during the six months ended June 30, 2026 and June 30, 2025 was included in deferred service fees as of December 31, 2025 and December 31, 2024, respectively.

Remaining performance obligations

The Company expects to recognize within one year as revenue approximately 47.6% of the outstanding performance obligations as of June 30, 2026.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in cost of services in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and six months ended June 30, 2026 and June 30, 2025.

The deferred contract costs balances and related amortization expense for the three months ended  June 30, 2026 and June 30, 2025 are comprised as follows:

(in thousands)	Three months ended June 30, 2026			Three months ended June 30, 2025
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at March 31, net	$14,977	$88	15,065	$14,070	$83	$14,153
Additions	3,259	6	3,265	2,900	6	2,906
Amortization	(2,935)	(4)	(2,939)	(2,486)	(3)	(2,489)
Balance at June 30, net	$15,301	$90	$15,391	$14,484	$86	$14,570

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The deferred contract costs balances and related amortization expense for the six months ended  June 30, 2026 and June 30, 2025 are comprised as follows:

(in thousands)	Six months ended June 30, 2026			Six months ended June 30, 2025
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$14,819	$88	$14,907	$13,808	$81	$13,889
Additions	6,316	13	6,329	5,601	13	5,614
Amortization	(5,834)	(11)	(5,845)	(4,925)	(8)	(4,933)
Balance at June 30, net	$15,301	$90	$15,391	$14,484	$86	$14,570

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the three and six months ended June 30, 2026 and June 30, 2025 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit) at U. S. statutory income tax rate	$72	$(692)	$(414)	$(1,397)
Valuation allowance	(536)	524	(198)	941
Share-based payment awards	23	8	48	52
Earnings of noncontrolling interests	(163)	(32)	(206)	(58)
State and local income taxes, net of federal income tax effects	117	49	215	33
Disposition of subsidiary	652	—	652	—
Other	20	12	41	34
Income tax expense (benefit)	$185	$(131)	$138	$(395)

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2026 and December 31, 2025. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a valuation allowance on its June 30, 2026 and December 31, 2025 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $3.0 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively, that consists of:

•	$4.1 million and $4.1 million of deferred income tax liabilities related to indefinite lived intangible assets;
•	$1.5 million and $1.4 million of deferred income tax assets related to indefinite life tax attribute carryforwards; and
•	$0.4 million and $0.5 million of deferred state income tax liabilities.

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax benefit.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and six months ended June 30, 2026 and  June 30, 2025.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 15 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and six months ended June 30, 2026 and June 30, 2025:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$157	$(3,165)	$(2,111)	$(6,257)
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interests	(774)	(152)	(978)	(277)
Less: dividends on preferred stock	(324)	(311)	(645)	(533)
Numerator used in calculating basic loss per share attributable to common shareholders	$(941)	$(3,628)	$(3,734)	$(7,067)
Numerator used in calculating diluted loss per share attributable to common shareholders	$(941)	$(3,628)	$(3,734)	$(7,067)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	28,617	27,196	28,621	27,150
Weighted-average diluted shares
Weighted-average common shares outstanding	28,617	27,196	28,621	27,150
Effect of potentially dilutive securities (a)
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted-average diluted shares	28,617	27,196	28,621	27,150

Basic loss per share attributable to common shareholders	$(0.03)	$(0.13)	$(0.13)	$(0.26)
Diluted loss per share attributable to common shareholders	$(0.03)	$(0.13)	$(0.13)	$(0.26)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a net loss attributable to common shareholders for the three and six months ended June 30, 2026 and  June 30, 2025, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

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

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss  per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	865,000	265,000	865,000	265,000
Unvested restricted stock awards	335,488	443,302	335,488	443,302
Convertible preferred stock	1,710,526	1,710,526	1,710,526	1,710,526
Total	2,911,014	2,418,828	2,911,014	2,418,828

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 16 STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for all share-based awards made to employees, including restricted stock awards, restricted common unit awards and employee stock options, based on estimated fair values. Total stock-based compensation expense related to all of the Company's restricted stock awards, restricted common unit awards and employee, director and non-employee stock options was $1.3 million and $0.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively ($1.6 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively).  Changes related to the Company’s share-based awards during the six months ended June 30, 2026 are further described below.

(a)          Restricted Stock Awards of the Company:

During 2026, the Company granted 14,568 restricted stock awards to an officer of the Company. The restricted stock awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The restricted stock awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the restricted stock awards are determined using the closing price of Kingsway common stock on the date of grant.

The following table summarizes the activity related to unvested restricted stock awards during the six months ended June 30, 2026:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2025	320,920	$4.91
Granted	14,568	11.02
Unvested at June 30, 2026	335,488	$5.18

(b)          Restricted Common Units Awards of KPH:

In March of 2025, KPH, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of KPH (the "KPH RUA"). The KPH RUA vests based on service and the achievement of criteria based on the IRR of KPH.  On March 14, 2025, one half of the service condition for the KPH RUA, became fully vested. The remainder of the service condition was to vest according to a graded vesting schedule and would become fully vested subject to the officer's continued employment through the applicable vesting dates.  During the second quarter of 2026, the officer left the Company and the service condition for the KPH RUA was no longer met, resulting in 93,097 unvested unit awards being forfeited. The Company's accounting policy is to account for forfeitures in the period they occur.  As a result, during the second quarter of 2026, the Company reversed $0.1 million of compensation expense previously recognized from March 2025 through April 2026 related to the KPH RUA.

(c)          Stock Options:

Under the 2020 Equity Incentive Plan, as amended, the Company granted 600,000 stock option awards, including 400,000 stock option awards to Mr. Adam Patinkin, our Chairman, and 200,000 stock option awards to certain non-employee consultants of the Company during the second quarter of 2026 (the "2026 Stock Options"). The 2026 Stock Options granted to non-employee consultants were vested on the grant date and have an exercise price of $25 per share. The vesting schedule for the 400,000 stock option awards granted to our Chairman is as follows: 100,000 stock option awards were vested on the grant date with an exercise price of $20 per share, and the remaining stock option awards vest in three equal tranches over a three-year requisite service period with exercise prices ranging between $20 and $30 per share. The 2026 Stock Options expire ten years after the date of grant.  The 2026 Stock Options are amortized on a straight-line basis over the vesting period.  Stock-based compensation expense related to the 2026 Stock Options was $1.0 million for the three and six months ended June 30, 2026. Total unamortized compensation expense related to unvested 2026 Stock Options at June 30, 2026 was $0.9 million.

The following table summarizes all stock option activity during the six months ended  June 30, 2026:

(in thousands, except per share data)
			Weighted-Average
	Number of		Remaining
	Options	Weighted-Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at December 31, 2025	265,000	$10.00	8.4	$914
Granted	600,000	25.00
Outstanding at June 30, 2026	865,000	$20.40	9.3	$—
Exercisable at June 30, 2026	406,000	$19.85	9.3	$—

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2026 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the June 30, 2026 market price exceeds the exercise price.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for options granted during the six months ended  June 30, 2026 were as follows:

Six Months Ended June 30,
2026
Weighted-average fair value of grants	$2.63 - $3.36
Risk-free interest rate	4.43%
Dividend yield	—
Expected volatility	41.6%
Expected term (in years)	7.5

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the options' expected term. The dividend yield was determined based on the Company's dividend paying history. The expected volatility was calculated based on the weekly closing price of the Company's common stock over the expected life of the options. The expected term was determined by estimating a cost of equity for the Company to determine time to when the option would be at-the-money, and then adding that amount to the average time to vest.

NOTE 17 REDEEMABLE PREFERRED STOCK

At June 30, 2026, the Company had three series of redeemable preferred stock ("Preferred Stock") outstanding.  In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. For each series of the Preferred Stock outstanding, the holder has the option to convert each share of Preferred Stock into 2.6316 common shares at any time; however, if not converted, they are required to be redeemed on certain dates.  As such, the Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

The following table summarizes the Company's redeemable preferred stock outstanding at  June 30, 2026 and  December 31, 2025:

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

The Company shall have the option to redeem 25% of each series of Preferred Stock it has issued following a sale of assets representing more than 15% of the Company’s consolidated revenues in the prior 12-month period at a price equal to the amount that would yield a total internal rate of return of 15% on the subscription price paid to the Company for the purchase of shares of Preferred Stock submitted for redemption.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Declared dividends to be paid to the holders of the Company's Preferred Stock for the three and six months ended June 30, 2026 and  June 30, 2025 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Class B Preferred	$165	$165	$328	$328
Class C Preferred	120	120	238	179
Class D Preferred	39	26	79	26
Total	$324	$311	$645	$533

Accrued dividend included in accrued expenses and other current liabilities in the consolidated balance sheets, are $0.3 million at June 30, 2026 and December 31, 2025.

Cash dividends paid during the three months ended June 30, 2026 and  June 30, 2025 were $0.3 million and $0.2 million, respectively ($0.6 million and $0.4 for the six months ended June 30, 2026 and  June 30, 2025, respectively).

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

Changes in the Company's redeemable noncontrolling interest for the six months ended June 30, 2026 were as follows:

(in thousands)	Six Months Ended June 30, 2026
Balance, December 31, 2025	$792
Net loss attributable to redeemable noncontrolling interest	(46)
Balance, June 30, 2026	$746

NOTE 19 Shareholders' Equity

(a)          Common Stock Sale:

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

(b)          Security Repurchases:

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company was authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been be terminated, modified or suspended at any time at the Company's discretion. During the three and six months ended June 30, 2025, the Company repurchased zero and 42,900 shares of common stock for an aggregate purchase price of zero and $0.3 million, respectively, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding at  June 30, 2026 and December 31, 2025.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 20 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below detail the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2026 and June 30, 2025, as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2026
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at March 31, 2026	$(421)	$(3,286)	$4,102	$395

Other comprehensive loss arising during the period	(144)	—	(197)	(341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive loss	(144)	—	(197)	(341)

Balance at June 30, 2026	$(565)	$(3,286)	$3,905	$54

(in thousands)	Three months ended June 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at March 31, 2025	$(768)	$(3,286)	$3,739	$(315)

Other comprehensive income (loss) arising during the period	228	—	(552)	(324)
Amounts reclassified from accumulated other comprehensive loss (a)	(1)	—	—	(1)
Net current-period other comprehensive income (loss)	227	—	(552)	(325)

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

(in thousands)	Six months ended June 30, 2026
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive (Loss) Income

Balance at January 1, 2026	$(241)	$(3,286)	$3,467	$(60)

Other comprehensive (loss) income arising during the period	(324)	—	438	114
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive (loss) income	(324)	—	438	114

Balance at June 30, 2026	$(565)	$(3,286)	$3,905	$54

(in thousands)	Six months ended June 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2025	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income (loss) arising during the period	617	—	(538)	79
Amounts reclassified from accumulated other comprehensive loss (a)	(1)	—	—	(1)
Net current-period other comprehensive income (loss)	616	—	(538)	78

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

(a)	For the three and six months ended June 30, 2025, unrealized losses on available for sale investments previously included in accumulated other comprehensive loss were reclassified to the interest and investment income, net in the unaudited consolidated statements of operations.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI and Trinity (collectively, "Extended Warranty"). As discussed in Note 5, "Acquisitions and Disposal," the Company sold Trinity on May 8, 2026. The earnings of Trinity are included in the unaudited interim consolidated statements of operations and the segment disclosures through the date of sale.

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

Trinity sold HVAC, standby generator, commercial LED lighting and commercial refrigeration warranty products and provided equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2026 and June 30, 2025 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
KSX	$22,344	$13,277	$43,451	$24,956
Extended Warranty (includes Trinity through May 8, 2026)	17,098	17,642	34,950	34,312
Total revenues	$39,442	$30,919	$78,401	$59,268

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

Total segment operating income reconciled to the consolidated net income (loss) for the three months ended  June 30, 2026 and June 30, 2025 is as follows:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Revenue	$22,344	$17,098	$39,442	$13,277	$17,642	$30,919

Less segment expenses:
Cost of services - salaries and benefits	6,871	5	6,876	5,003	3	5,006
Cost of sales - claims	—	6,756	6,756	—	6,805	6,805
Cost of services - commissions	—	3,226	3,226	—	2,902	2,902
Cost of services - other	5,106	356	5,462	2,106	1,089	3,195
Salaries and benefits	3,270	3,510	6,780	2,160	4,246	6,406
Insurance expense	291	641	932	127	578	705
Professional fees	467	268	735	348	360	708
IT expense	492	424	916	420	335	755
Depreciation expense	338	46	384	113	39	152
Other segment items (a)	2,018	1,191	3,209	951	1,348	2,299
Total segment operating income	$3,491	$675	$4,166	$2,049	$(63)	$1,986
Interest and investment income, net			2,705			715
Selling, general and administrative expenses and other income not allocated to segments, net (b)			(4,067)			(2,887)
Interest expense			(1,381)			(1,265)
Amortization and impairment of intangible assets			(2,428)			(1,845)
Gain on disposal of subsidiary			1,347			—
Income (loss) before income tax expense (benefit)			342			(3,296)
Income tax expense (benefit)			185			(131)
Net income (loss)			$157			$(3,165)

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Total segment operating income reconciled to the consolidated net loss for the six months ended  June 30, 2026 and June 30, 2025 is as follows:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Revenue	$43,451	$34,950	$78,401	$24,956	$34,312	$59,268

Less segment expenses:
Cost of services - salaries and benefits	13,638	12	13,650	10,113	8	10,121
Cost of sales - claims	—	13,086	13,086	—	12,715	12,715
Cost of services - commissions	—	6,408	6,408	(93)	5,654	5,561
Cost of services - other	9,850	950	10,800	3,799	1,909	5,708
Salaries and benefits	6,589	8,098	14,687	3,907	8,309	12,216
Insurance expense	642	1,243	1,885	234	1,139	1,373
Professional fees	883	604	1,487	684	706	1,390
IT expense	950	815	1,765	756	647	1,403
Depreciation expense	603	93	696	210	77	287
Other segment items (a)	3,898	2,719	6,617	1,554	2,696	4,250
Total segment operating income	$6,398	$922	$7,320	$3,792	$452	$4,244
Interest and investment income, net			3,431			1,025
Selling, general and administrative expenses and other income not allocated to segments, net (b)			(6,499)			(5,815)
Interest expense			(2,792)			(2,495)
Amortization and impairment of intangible assets			(4,780)			(3,611)
Gain on disposal of subsidiary			1,347			—
Loss before income tax expense (benefit)			(1,973)			(6,652)
Income tax expense (benefit)			138			(395)
Net loss			$(2,111)			$(6,257)

(a)	Other segment items in the table above for each reportable segment include bank charges, bad debt expense, occupancy expenses, licenses and taxes, general overhead expenses and miscellaneous income.
(b)

Selling, general and administrative expenses and other income not allocated to segments, net includes corporate and non-operating general and administrative expenses, (loss) gain on change in fair value of debt, loss on extinguishment of debt (2025 year-to-date only) and non-operating other income.

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

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

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

•

The fair value of Advanced Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.5 million in total payments to the former owners of Advanced Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Advanced Plumbing contingent consideration liability at June 30, 2026 and December 31, 2025 was $0.8 million.

•

The fair value of Southside's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.125 million in total payments to the former owners of Southside Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Southside Plumbing contingent consideration liability at June 30, 2026 and December 31, 2025 was $0.2 million.

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

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 are as follows.

(in thousands)	June 30, 2026
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,835	$—	$13,835	$—
States, municipalities and political subdivisions	1,225	—	1,225	—
Mortgage-backed	11,412	—	11,412	—
Asset-backed	1,665	—	1,665	—
Corporate	10,419	—	10,419	—
Total fixed maturities	38,556	—	38,556	—
Limited liability investment, at fair value	4,127	—	—	4,127
Total assets	$42,683	$—	$38,556	$4,127

Liabilities:
Subordinated debt	$13,428	$—	$13,428	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$17,736	$—	$13,428	$4,308

(in thousands)	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,491	$—	$13,491	$—
States municipalities and political subdivisions	1,771	—	1,771	—
Mortgage-backed	9,818	—	9,818	—
Asset-backed	1,364	—	1,364	—
Corporate	10,321	—	10,321	—
Total fixed maturities	36,765	—	36,765	—
Limited liability investment, at fair value	3,476	—	—	3,476
Total assets	$40,241	$—	$36,765	$3,476

Liabilities:
Subordinated debt	$13,698	$—	$13,698	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$18,006	$—	$13,698	$4,308

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2026 and June 30, 2025:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Assets:
Limited liability investment, at fair value:
Beginning balance	$3,770	$2,860	$3,476	$2,859
Distributions received	(1,319)	(95)	(1,347)	(95)
Realized gains included in net income (loss)	1,319	95	1,329	95
Change in fair value of limited liability investment, at fair value included in net income (loss)	357	177	669	178
Ending balance	$4,127	$3,037	$4,127	$3,037
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net income (loss)	$357	$177	$669	$178
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - assets	$4,127	$3,037	$4,127	$3,037
Liabilities:
Contingent consideration:
Beginning balance	$980	$—	$980	$2,725
Settlements of contingent consideration liabilities	—	—	—	(2,725)
Change in fair value of contingent consideration included in net income (loss)	—	—	—	—
Ending balance	$980	$—	$980	$—
Seller phantom equity awards:
Beginning balance	$3,328	$—	$3,328	$—
Change in fair value of seller phantom equity award liability included in net income (loss)	—	—	—	—
Ending balance	$3,328	$—	$3,328	$—
Ending balance - liabilities	$4,308	$—	$4,308	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at June 30, 2026:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$4,127	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$980	Option-based income approach	Discount rate	14.0%-17.0%
			Risk-free rate	3.64%-3.67%
			Expected volatility	28.0%
Seller phantom equity awards	$3,328	Market approach	Internal rate of return	19.7%

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

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and six months ended June 30, 2026 and  June 30, 2025.

As further discussed in Note 5, "Acquisitions and Disposal," the Company sold Trinity on May 8, 2026 and a portion of the sales proceeds were in the form of seller notes payable to the Company. The seller notes are non-interest bearing and are due May 8, 2036; however they could be paid off early at any time prior to May 8, 2036, for a discount, if certain conditions are met. The fair value of the seller notes associated with the sale of Trinity were determined to be Level 3 under the fair value hierarchy.  Repayment, default and change in control scenarios, probability weighting of those scenarios and discount rates ranging from 5.7%-6.6% were utilized in determining the fair value for this Level 3 measurement.

Assets and Liabilities Not Carried at Fair Value

The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature. The fair values of the Company's bank loans, which are reported as debt in the consolidated balance sheets, are derived from quoted market prices of industrial bonds with similar maturities and are categorized within Level 2 of the fair value hierarchy. The estimated fair value of bank loans was $52.1 million and $57.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  June 30, 2026 and December 31, 2025, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2026 and the year ended  December 31, 2025.

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

Common Stock Private Placement

On June 24, 2025, the Company entered into a Purchase Agreement with certain third-parties for aggregate gross proceeds of $15.7 million, resulting from the sale of 1,336,264 shares of its Common Stock in a private placement transaction.  Blue Riband Fund LP invested $3.0 million in the Common Stock private placement transaction. Mirabella Financial Services LLP acts as the Investment Manager for Blue Riband Fund LP and was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares on the June 24, 2025 transaction date.

Director Retainer Agreement

On May 18, 2026, the Company entered into a Director Retainer Agreement with Mr. Adam Patinkin, our Chairman, which provides for, among other items, (i) the grant of certain 2026 Stock Options and (ii) the payment of cash fees for each year of service equal to $100,000 greater than the annual cash fees received by other non-employee directors on the Board. The foregoing description of the Director Retainer Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Director Retainer Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) June 30, 2026

NOTE 24 COMMITMENTS AND CONTINGENCIES

Collateral pledged and restricted cash:

The Company has restricted cash of $7.7 million and $8.0 million at June 30, 2026 and December 31, 2025, respectively. Included in restricted cash are:

•	$7.5 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at June 30, 2026 and December 31, 2025, on deposit with state regulatory authorities; and
•

less than $0.1 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

Kingsway Corporation

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

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI") and Trinity Warranty Solutions LLC ("Trinity"). As discussed in Note 5, "Acquisitions and Disposal," to the unaudited consolidated interim financial statements, the Company sold Trinity on May 8, 2026.  The earnings of Trinity are included in the unaudited interim consolidated statements of operations and the segment disclosures through the date of sale.  Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment.

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

Kingsway Corporation

Trinity sold heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and commercial refrigeration warranty products and provided equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity marketed and administered product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acted as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acted as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity would provide such repair and breakdown services by contracting with certain HVAC providers.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated interim statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 21, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating (loss) income that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other income, net.

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

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income (loss) for the three and six months ended June 30, 2026 and June 30, 2025 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	Change	2026	2025	Change
Segment operating income:
KSX	$3,491	$2,049	$1,442	$6,398	$3,792	$2,606
Extended Warranty	675	(63)	738	922	452	470
Total segment operating income	4,166	1,986	2,180	7,320	4,244	3,076
Interest and investment income, net	2,705	715	1,990	3,431	1,025	2,406
Selling, general and administrative expenses and other income not allocated to segments, net	(4,067)	(2,887)	(1,180)	(6,499)	(5,815)	(684)
Interest expense	(1,381)	(1,265)	(116)	(2,792)	(2,495)	(297)
Amortization and impairment of intangible assets	(2,428)	(1,845)	(583)	(4,780)	(3,611)	(1,169)
Gain on disposal of subsidiary	1,347	—	1,347	1,347	—	1,347
Income (loss) before income tax expense (benefit)	342	(3,296)	3,638	(1,973)	(6,652)	4,679
Income tax expense (benefit)	185	(131)	316	138	(395)	533
Net income (loss)	$157	$(3,165)	$3,322	$(2,111)	$(6,257)	$4,146

Kingsway Corporation

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

Kingsway Search Xcelerator

Kingsway Search Xcelerator revenue increased to $22.3 million (67.7%) for the three months ended June 30, 2026 compared to $13.3 million for the three months ended June 30, 2025 (an increase to $43.5 million year to date compared to $25.0 million prior year to date).   Kingsway Search Xcelerator operating income was $3.5 million for the three months ended June 30, 2026 compared to $2.0 million for the three months ended June 30, 2025 ($6.4 million year to date compared to $3.8 million prior year to date).

 Revenue and operating income were primarily impacted by the following:

•

The inclusion of Roundhouse for the six months ended June 30, 2026 following its acquisition on July 1, 2025.  For the three months ended June 30, 2026, Roundhouse had revenue and operating income of $5.2 million and $0.8 million, respectively (revenue and operating income of $10.0 million and $1.8 million, respectively for the six months ended June 30, 2026);

•

The inclusion of  KST for the six months ended June 30, 2026 following the acquisitions of Bud's Plumbing in March 2025, and Advanced Plumbing and Southside Plumbing in August 2025.  KST had revenue and operating income of $4.8 million and $0.1 million, respectively, for the three months ended June 30, 2026 (revenue and operating income of $9.5 million and $0.2 million, respectively for the six months ended June 30, 2026);  and

•

Ravix revenue increased $0.8 million to $3.3 million (34.0% increase from prior year quarter) and operating income increased $0.4 million to $1.0 million for the three months ended June 30, 2026 (increases in revenue of $0.8 million to $6.4 million and operating income of $0.3 million to $1.7 million year to date). Operating income benefitted from the increase in revenue, which was partially offset by higher general and administrative expenses for the three and six months ended June 30, 2026.   The increases in revenue, operating income and general and administrative expenses was primarily due to the acquisitions of The HR Team (August 2025) and Ledgers (January 2026).

Extended Warranty

Extended Warranty revenue decreased 2.8% (or $0.5 million) to $17.1 million for the three months ended June 30, 2026 compared with $17.6 million for the three months ended June 30, 2025, while cash sales and the average price per contract sold were up 2.4% and 4.6%, respectively, over the prior year (revenue of $35.0 million year to date compared to $34.3 million prior year to date).  Extended Warranty operating income was $0.7 million for the three months ended June 30, 2026 compared with operating loss of $0.1 million for the three months ended June 30, 2025 (operating income of $0.9 million year to date compared to $0.5 million prior year to date).  Extended Warranty's revenue – and therefore operating income – is impacted by the fact that VSA sales are recognized over the life of the contract, which is not on a straight-line basis.  This means that in periods where cash VSA sales are declining, revenue and operating income may continue to be strong due to higher prior-year sales.  Conversely, when VSA cash sales are in a period of growth – as we are seeing now – revenue and operating income may continue to lag as prior-year lower sales have a larger impact on current period revenue/operating income than current period VSA cash sales.

During the three and six months ended June 30, 2026, there was a 0.7% decrease and a 2.9% increase in claims paid at our auto Extended Warranty companies, respectively.  While the number of claims were down in the quarter and year-to-date compared to prior year, the average cost per claim continued to increase primarily due to inflationary pressures on the cost of parts and labor, as well as the type of claims incurred.  We are able to mitigate the impact of higher claims expense by increasing pricing and re-categorizing vehicles to ensure they are in the appropriate rate class, which we do at least annually. However, due to the deferred revenue model under US GAAP, these price increases may impact our financials more in future periods rather than in the current period.

Note that the Company sold Trinity on May 8, 2026; as such, revenue, operating income and other Extended Warranty financial results were lower for the three and six months ended June 30, 2026.  However, Extended Warranty claims were not impacted by the sale of Trinity, given Trinity did not bear the risk of the warranty policies it sold and, therefore, incurred no claims expense itself.

Interest and Investment Income, Net

Interest and investment income, net was $2.7 million in the second quarter of 2026 compared to $0.7 million in the second quarter of 2025 ($3.4 million year to date compared to $1.0 million prior year to date). The increase for the second quarter and year to date of 2026 is primarily due to realized gains recognized of $2.0 million resulting from distributions received during the second quarter of 2026 from private company investments and investments held by Argo Holdings Fund I, LLC ("Argo Holdings").  Also, the gain on change in fair value recognized by Argo Holdings was $0.4 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025 ($0.7 million year to date compared to $0.2 million prior year to date).

Selling, General and Administrative Expenses and Other Income not Allocated to Segments, Net

Selling, general and administrative expenses and other income not allocated to segments was a net expense of $4.1 million in the second quarter of 2026 compared to $2.9 million in the second quarter of 2025 ($6.5 million year to date compared to $5.8 million prior year to date). Included are expenses associated with our corporate holding company, expenses associated with our Operator-in-Residence who search for our next acquisitions, revenue and expenses associated with our various other investments (such as Argo Holdings) that are accounted for on a consolidated basis, (loss) gain on change in fair value of debt and loss on extinguishment of debt.

The increase in net expense for the three and six months ended June 30, 2026 is primarily attributable to higher stock-based compensation expenses during the three months ended June 30, 2026 compared to the same period in 2025.  See Note 16, "Stock-Based Compensation," to the unaudited consolidated interim financial statements, for further discussion of stock options granted during the second quarter of 2026. The six months ended June 30, 2026 increase was partially offset by lower acquisition and search related expenses during the six months ended June 30, 2026 compared to the same period in 2025.

See Note 10, "Debt," to the unaudited consolidated interim financial statements, for further discussion of changes in fair value of debt and loss on extinguishment of debt recorded for the three and six months ended June 30, 2026 and June 30, 2025.

Kingsway Corporation

Interest Expense

Interest expense for the second quarter of 2026 was $1.4 million compared to $1.3 million in the second quarter of 2025 ($2.8 million year to date compared to $2.5 million prior year to date). The increase for the three and six months ended June 30, 2026 is primarily due to the inclusion of the Roundhouse and KPH loans for the second quarter and year to date of 2026, partially offset by reduced expense for existing loans due to principal amortization.

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $2.1 million in the second quarter of 2026 compared to $1.7 million in the second quarter of 2025 ($4.3 million year to date compared to $3.4 million prior year to date).  The increase is primarily due to the inclusion of Roundhouse, Advanced Plumbing and Southside Plumbing (acquired in the third quarter of 2025) for the three and six months ended June 30, 2026, partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of intangible assets was $0.3 million in the second quarter of 2026 compared to $0.1 million in the second quarter of 2025 ($0.5 million year to date compared to $0.2 million prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. At each quarter end of the first and second quarters of 2026 and 2025, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge during the second quarter of 2026 related to the CSuite indefinite-lived trade name (year to date impairment related to CSuite and SNS indefinite-lived trade names); and during the second quarter and year to date of 2025 related to the Ravix indefinite-lived trade name. The reductions in value are primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion.

Gain on Disposal of Subsidiary

On May 8, 2026, the Company sold its subsidiary, Trinity. As a result of the sale, the Company recognized a net gain on disposal of $1.3 million during the three and six months ended June 30, 2026. The sale of Trinity did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, Trinity is not presented as a discontinued operation. See Note 5,"Acquisitions and Disposal," to the unaudited consolidated interim financial statements, for further discussion of the Trinity disposal.

Income Tax Expense (Benefit)

Income tax for the second quarter of 2026 was an expense of $0.2 million compared to a benefit of $0.1 million in the second quarter of 2025 (expense of $0.1 million year to date compared to a benefit of $0.4 million prior year to date). For the three and six months ended June 30, 2026, the Company reported a tax expense primarily due to state income tax expense. For the three and six months ended June 30, 2025, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and six months ended June 30, 2026 and June 30, 2025.

INVESTMENTS

Portfolio Composition

See Note 2(f), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2025 Annual Report for an overview of how we account for our various investments.

At June 30, 2026, we held cash and cash equivalents, restricted cash and investments with a carrying value of $59.1 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2026	% of Total	December 31, 2025	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,835	23.4%	13,491	23.3%
States, municipalities and political subdivisions	1,225	2.1%	1,771	3.1%
Mortgage-backed	11,412	19.3%	9,818	17.0%
Asset-backed	1,665	2.8%	1,364	2.4%
Corporate	10,419	17.6%	10,321	17.8%
Total fixed maturities	38,556	65.2%	36,765	63.5%
Limited liability investments	637	1.1%	649	1.1%
Limited liability investment, at fair value	4,127	7.0%	3,476	6.0%
Investments in private companies	575	1.0%	575	1.0%
Short-term investments	179	0.3%	178	0.3%
Total investments	44,074	74.6%	41,643	71.9%
Cash and cash equivalents	7,366	12.4%	8,306	14.3%
Restricted cash	7,679	13.0%	7,965	13.8%
Total	59,119	100.0%	57,914	100.0%

Kingsway Corporation

Investment Impairment

The Company performs a quarterly analysis of its investments to determine if declines in fair value may result in the recognition of impairment losses in net income (loss). Factors considered in the determination of whether or not an impairment loss is recognized in net income (loss) include a current intention or need to sell the security or an indication that a credit loss exists.  See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2025 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an impairment loss on an investment.

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

There were no impairment losses recorded related to investments during the three and six months ended June 30, 2026 and June 30, 2025.

At June 30, 2026 and December 31, 2025, the gross unrealized losses for fixed maturities amounted to $0.6 million and $0.5 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company's debt instruments at June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$34,323	$33,794	$36,135	$35,551
KSX Revolvers	2,229	2,229	2,053	2,053
Extended Warranty Term Loan and DDTL	10,929	10,873	15,504	15,438
Extended Warranty Revolver	3,750	3,750	2,000	2,000
Total bank loans	51,231	50,646	55,692	55,042
Notes payable:
KSX Notes Payable	1,967	1,782	1,164	1,016
KSX Vehicle Loans	719	719	630	630
KSX Equipment Loans	715	715	326	326
Total notes payable	3,401	3,216	2,120	1,972
Subordinated debt	15,000	13,428	15,000	13,698
Total Debt	$69,632	$67,290	$72,812	$70,712

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the six months ended June 30, 2026 are further described below.

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

During the six months ended June 30, 2026:

•	Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million;
•	KWH borrowed $1.75 million under the KWH revolver; and
•	DDI borrowed $0.2 million and made repayments of less than $0.1 million under the DDI revolver.

Beginning March 31, 2024 through June 30, 2026, SNS was in default under its loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly). In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026. In July 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be December 2, 2026; and (2) suspend monthly principal payments through November 2026, with the next principal payment resuming in December 2026.

Beginning September 30, 2025 through June 30, 2026, DDI was in default under its loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).

Kingsway Corporation

Each of SNS and DDI has entered into an amendment to its respective loan that waives the events of default for the fiscal quarter ended June 30, 2026. As of the report date, there is some uncertainty as to whether the companies will be in compliance with the covenants in future periods, and if not, when the companies will be able to cure any potential violations. As a result, the Company has included the total principal balance due after one-year related to the DDI Loan of $2.6 million and the SNS Loan of $1.7 million in short-term and current portion of long-term debt in the consolidated balance sheet as of June 30, 2026. A default may permit the lender to declare the amounts owed under the loans immediately due and payable, exercise their rights with respect to collateral securing the obligations, and/or exercise any other rights and remedies available.

At June 30, 2026, KPH was in default under the KPH Loan due to a debt covenant violation related to the leverage and fixed charge ratios (measured quarterly).  As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance.  As a result, the Company has reclassified the total principal balance of the KPH Loan due after one-year of $3.3 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of June 30, 2026. The Company is in active discussions with the lender with respect to obtaining a waiver.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the KPH Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

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

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At June 30, 2026, the carrying value of the subordinated debt is $13.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 22, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows

During the six months ended June 30, 2026, the net cash provided by operating activities was $1.2 million, primarily due to operating income from the Kingsway Search Xcelerator and Extended Warranty (the latter due to higher cash sales) segments. During the six months ended June 30, 2025, the Company reported $1.5 million of net cash used in operating activities, primarily due to cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity, partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the six months ended June 30, 2026, the net cash provided by investing activities was $3.3 million. This source of cash is primarily attributed to proceeds received from the sale of Trinity, net of cash disposed, of $4.4 million and cash distributions received from private company investments and investments held by Argo Holdings of $2.0 million, partially offset by purchases of fixed maturities in excess of sales and maturities of fixed maturities, as well as net purchases of property and equipment. During the six months ended June 30, 2025, the net cash used in investing activities was $13.7 million. This use of cash is primarily attributed to the acquisition of Bud's Plumbing, net of cash acquired, and cash paid on June 30, 2025 to pre-fund the acquisition of Roundhouse that occurred on July 1, 2025 of $10.3 million.

During the six months ended June 30, 2026, the net cash used in financing activities was $5.7 million. This use of cash was primarily attributed to principal repayments on debt of $7.1 million, distributions to noncontrolling interest holders of $0.7 million and payment of preferred stock dividends of $0.6 million, partially offset by principal proceeds from debt of $3.0 million. During the six months ended June 30, 2025, the net cash provided by financing activities was $21.5 million.  This source of cash was primarily attributed to net proceeds from the issuance of common stock of $15.6 million, principal proceeds from debt of $9.4 million and proceeds from the issuance of Class C and Class D preferred stock of $6.0 million and $2.0 million, respectively, partially offset by principal repayment on debt of $10.4 million, cash paid to settle the Ravix contingent liability of $0.4 million, payment of preferred stock dividends of $0.4 million and cash paid for repurchases of common stock of $0.3 million.

Kingsway Corporation

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Corporation and Kingsway America Inc., was $1.0 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Kingsway Search Xcelerator and Extended Warranty operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $7.4 million and $8.3 million reported at June 30, 2026 and December 31, 2025, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2026, and ending June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Kingsway Corporation

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Kingsway Corporation, dated May 18, 2026 (included as Exhibit 3.1 to the Form 8-K, filed May 19, 2026, and incorporated herein by reference).

3.2	Amendment Number 1 to the By-Laws of Kingsway Corporation, dated May 18, 2026 (included as Exhibit 3.2 to the Form 8-K, filed May 19, 2026, and incorporated herein by reference).

10.1	Amendment No. 1 to the Kingsway Corporation 2020 Equity Incentive Plan (included as Schedule A to the Schedule 14A Definitive Additional Soliciting Material, filed April 28, 2026, and incorporated herein by reference).

10.2	Director Retainer Agreement, dated as of May 18, 2026, by and between Kingsway Corporation and Adam Patinkin.

10.3	Membership Interest Purchase Agreement, dated May 8, 2026, by and between Kingsway Warranty Holdings LLC and Trinity Warranty Holding LLC. (included as Exhibit 10.1 to the Form 8-K, filed May 11, 2026, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY CORPORATION

Date:	August 6, 2026	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2026	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)