Form 10-Q
period 2026-09-30
KINGSWAY Corp
filed 2026-11-05
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2026
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 5, 2026 was 28,931,000.

Kingsway Corporation

Kingsway Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,272	$8,306
Restricted cash	7,838	7,965
Investments (including $38,936 and $36,765, respectively, at fair value) (Note 6)	39,116	36,943
Service fee receivable, net of allowance for credit losses of $1,238 and $1,113, respectively	13,723	13,840
Deferred contract costs	4,389	2,870
Other current assets	6,175	6,579
Total current assets	79,513	76,503

Deferred contract costs, noncurrent	11,245	12,037
Property and equipment, net of accumulated depreciation of $3,486 and $2,587, respectively	6,820	6,354
Goodwill	66,510	69,130
Intangible assets, net of accumulated amortization of $39,829 and $34,013, respectively	47,545	52,265
Other assets	15,684	15,210
Total Assets	$227,317	$231,499

Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities:
Accrued expenses and other current liabilities	$25,433	$25,134
Deferred service fees	42,892	46,715
Short-term and current portion of long-term debt	17,891	11,709
Total current liabilities	86,216	83,558

Deferred service fees	48,375	40,439
Long-term debt (including $13,309 and $13,698, respectively, at fair value) (Note 10)	50,668	59,003
Other liabilities, noncurrent	10,439	10,862
Net deferred income tax liabilities	2,732	3,225
Total Liabilities	198,430	197,087
Redeemable preferred stock, $0.01 par value; 650,000 authorized, issued and outstanding at September 30, 2026 and December 31, 2025; redemption amount of $16,250 at September 30, 2026 and December 31, 2025	16,250	16,250
Redeemable noncontrolling interest in consolidated subsidiary	715	792

Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 29,721,439 and 29,651,671 issued at September 30, 2026 and December 31, 2025, respectively; and 28,695,512 and 28,625,744 outstanding at September 30, 2026 and December 31, 2025, respectively	297	296
Additional paid-in capital	396,588	394,848
Treasury stock, at cost; 1,025,927 outstanding at September 30, 2026 and December 31, 2025	(6,545)	(6,545)
Accumulated deficit	(380,080)	(373,370)
Accumulated other comprehensive loss	(385)	(60)
Shareholders' equity attributable to common shareholders	9,875	15,169
Noncontrolling interests in consolidated subsidiaries	2,047	2,201
Total Shareholders' Equity	11,922	17,370
Total Liabilities, Redeemable Preferred Stock, Redeemable Noncontrolling Interest and Shareholders' Equity	$227,317	$231,499

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$38,851	$37,173	$117,252	$96,441
Cost of services	22,648	20,767	66,591	54,873
Gross profit	16,203	16,406	50,661	41,568

Selling, general and administrative expenses	15,396	16,943	48,763	43,640
Depreciation expense	380	328	1,095	633
Operating income (loss)	427	(865)	803	(2,705)

Other income (expenses), net:
Interest and investment (loss) income, net	(340)	537	3,091	1,562
Interest expense	(1,360)	(1,505)	(4,152)	(4,000)
Amortization and impairment of intangible assets	(2,041)	(2,611)	(6,821)	(6,222)
Other (expenses) income, net	(10)	(17)	435	252
Gain on disposal of subsidiary	—	—	1,347	—
Total other expenses, net	(3,751)	(3,596)	(6,100)	(8,408)
Loss before income tax benefit	(3,324)	(4,461)	(5,297)	(11,113)
Income tax benefit	(174)	(2,050)	(36)	(2,445)
Net loss	(3,150)	(2,411)	(5,261)	(8,668)
Less: Net (loss) income attributable to:
Noncontrolling interests in consolidated subsidiaries	(471)	79	553	356
Redeemable noncontrolling interests in consolidated subsidiaries	(31)	(34)	(77)	(34)
Less: Dividends on preferred stock	328	325	973	858
Net loss attributable to common shareholders	$(2,976)	$(2,781)	$(6,710)	$(9,848)

Loss per share attributable to common shareholders:
Basic	$(0.10)	$(0.10)	$(0.23)	$(0.36)
Diluted	$(0.10)	$(0.10)	$(0.23)	$(0.36)
Weighted-average shares outstanding (in ‘000s):
Basic	28,624	28,508	28,622	27,607
Diluted	28,624	28,508	28,622	27,607

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net loss	$(3,150)	$(2,411)	$(5,261)	$(8,668)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(707)	184	(1,031)	801
Reclassification adjustment for amounts included in net loss	—	(9)	—	(10)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains (losses) arising during the period	268	58	706	(480)
Other comprehensive (loss) income, net of taxes(1):	(439)	233	(325)	311
Comprehensive loss	(3,589)	(2,178)	(5,586)	(8,357)
Less: comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in consolidated subsidiaries	(502)	45	476	322
Comprehensive loss attributable to common shareholders	$(3,087)	$(2,223)	$(6,062)	$(8,679)

(1) Net of income tax benefit of $0 for the three and nine months ended September 30, 2026 and September 30, 2025.

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2026	28,595,512	$296	$396,125	$(6,545)	$(377,104)	$54	12,826	$2,518	$15,344
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Net loss	—	—	—	—	(2,648)	—	(2,648)	(471)	(3,119)
Preferred stock dividends	—	—	—	—	(328)	—	(328)	—	(328)
Other comprehensive loss	—	—	—	—	—	(439)	(439)	—	(439)
Stock-based compensation	—	—	463	—	—	—	463	—	463
Balance, September 30, 2026	28,695,512	$297	$396,588	$(6,545)	$(380,080)	$(385)	$9,875	$2,047	$11,922

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2025	28,430,113	$294	$392,853	$(6,545)	$(368,520)	$(640)	$17,442	$1,916	$19,358
Common stock issued at $13.90 per share	82,737	1	1,157	—	—	—	1,158	—	1,158
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Net (loss) income	—	—	—	—	(2,490)	—	(2,490)	79	(2,411)
Preferred stock dividends	—	—	—	—	(325)	—	(325)	—	(325)
Other comprehensive income	—	—	—	—	—	233	233	—	233
Stock-based compensation	—	—	630	—	—	—	630	—	630
Balance, September 30, 2025	28,612,850	$296	$394,640	$(6,545)	$(371,335)	$(407)	$16,649	$1,995	$18,644

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2025	28,625,744	$296	$394,848	$(6,545)	$(373,370)	$(60)	$15,169	$2,201	$17,370
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Tax withholding related to net share settlement of restricted stock awards	(30,232)	—	(306)	—	—	—	(306)	—	(306)
Net (loss) income	—	—	—	—	(5,737)	—	(5,737)	553	(5,184)
Preferred stock dividends	—	—	—	—	(973)	—	(973)	—	(973)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(707)	(707)
Other comprehensive loss	—	—	—	—	—	(325)	(325)	—	(325)
Stock-based compensation	—	—	2,046	—	—	—	2,046	—	2,046
Balance, September 30, 2026	28,695,512	$297	$396,588	$(6,545)	$(380,080)	$(385)	$9,875	$2,047	$11,922

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	27,136,749	$281	$376,503	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052
Common stock issued at $11.75 and $13.90 per share, net	1,419,001	14	16,746	—	—	—	16,760	—	16,760
Vesting of restricted stock awards	100,000	1	—	—	—	—	1	—	1
Net (loss) income	—	—	—	—	(9,024)	—	(9,024)	356	(8,668)
Preferred stock dividends	—	—	—	—	(858)	—	(858)	—	(858)
Repurchases of common stock	(42,900)	—	—	(345)	—	—	(345)	—	(345)
Other comprehensive income	—	—	—	—	—	311	311	—	311
Stock-based compensation	—	—	1,391	—	—	—	1,391	—	1,391
Balance, September 30, 2025	28,612,850	$296	$394,640	$(6,545)	$(371,335)	$(407)	$16,649	$1,995	$18,644

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash provided by (used in):

Operating activities:
Net loss	$(5,261)	$(8,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,430	6,388
Stock-based compensation expense	2,046	1,391
Net realized and unrealized investment gains	(1,758)	(341)
Impairment of intangible assets	484	468
Deferred income taxes	(493)	(2,724)
Gain on disposal of subsidiary	(1,347)	—
Other non-cash items	412	263
Changes in operating assets and liabilities, adjusted for assets and liabilities disposed of (2026) and acquired (2026 and 2025):
Service fee receivable, net	(1,038)	(1)
Deferred contract costs	(727)	(1,019)
Other assets	(424)	(455)
Deferred service fees	4,113	4,307
Other, net	1,841	398
Net cash provided by operating activities	5,278	7

Investing activities:
Proceeds from sales and maturities of fixed maturities	6,516	7,745
Purchases of fixed maturities	(9,684)	(7,437)
Net proceeds from limited liability investment, at fair value	1,359	130
Net proceeds from investments in private companies	642	130
Net proceeds from disposal of subsidiary, net of cash disposed of $608	4,392	—
Net working capital settlement and escrow releases related to acquisitions	854	190
Acquisition of businesses, net of cash acquired	(3,180)	(29,745)
Net purchases of property and equipment	(1,507)	(712)
Other, net	(4)	(193)
Net cash used in investing activities	(612)	(29,892)

Financing activities:
Proceeds from issuance of common stock, net	—	15,602
Proceeds from issuance of preferred stock	—	8,000
Cash paid for repurchase of common stock	—	(345)
Distributions to noncontrolling interest holders	(707)	—
Payment of preferred stock dividends	(972)	(674)
Payment of contingent consideration from acquisition	—	(420)
Taxes paid related to net share settlements of restricted stock awards	(306)	—
Principal proceeds from debt, net of debt issuance costs of $19 in 2026 and $389 in 2025	11,994	24,059
Principal payments on debt	(14,812)	(12,572)
Payment of debt issuance costs	(24)	(72)
Net cash (used in) provided by financing activities	(4,827)	33,578
Net (decrease) increase in cash and cash equivalents and restricted cash	(161)	3,693
Cash and cash equivalents and restricted cash at beginning of period	16,271	13,136
Cash and cash equivalents and restricted cash at end of period	$16,110	$16,829

	September 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,272	$9,291
Restricted cash	7,838	7,538
Cash and cash equivalents and restricted cash per statements of cash flows	$16,110	$16,829

	Nine months ended September 30,
	2026	2025
Non-cash investing and financing activities:
Contingent consideration for acquisition of businesses	$—	$980
Seller phantom equity awards issued for acquisition of businesses	$—	$3,328
Notes receivable related to disposal of subsidiary	$(1,510)	$—
Notes payable issued for acquisition of businesses, net of discount	$840	$1,940
Notes payable extinguished in exchange for common stock	$—	$(1,038)
Common stock issued in exchange for notes payable	$—	$1,158

See accompanying notes to unaudited consolidated financial statements.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures; Disaggregation of Income Statement Expenses ("ASU 2024-03").  ASU 2024-03 requires new financial statement disclosures within the footnotes in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within annual period beginning after  December 15, 2027, with early adoption permitted.  The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), to modernize the accounting guidance for the costs to develop software for internal use.  ASU 2025-06 applies to costs incurred to develop or obtain software for internal use and amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under ASU 2025-06, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the intended function.  ASU 2025-06 is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted for any interim period. The Company does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025- 12,  Codification Improvements ("ASU  2025- 12"), which includes technical corrections, clarifications, and other minor amendments intended to improve the consistency and usability of the FASB Accounting Standards Codification. The amendments address a variety of topics and are not intended to change existing accounting conclusions. ASU 2025- 12 is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 5 ACQUISITIONS AND DISPOSAL

(a)    Acquisitions:

During the three months ended  September 30, 2026 and  September 30, 2025, the Company incurred acquisition expenses related to business combinations of $0.1 million and $0.9 million, respectively ($0.1 million and $1.3 million for the nine months ended  September 30, 2026 and  September 30, 2025, respectively), which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Romeo Computer Company, Inc.

On August 5, 2026, the Company's subsidiary, Image Solutions LLC, acquired substantially all of the assets and certain specified liabilities of Romeo Computer Company, Inc. ("RCC") for aggregate consideration consisting of cash of approximately $2.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  RCC is a provider of managed IT and cybersecurity solutions based in the state of Michigan. The pro forma effects of the RCC acquisition were not material to the Company's unaudited consolidated statements of operations for the three and nine months ended   September 30, 2026 and  September 30, 2025.

The unaudited consolidated statements of operations include the earnings of RCC from the date of acquisition. From the date of acquisition through  September 30, 2026, RCC's revenue and net income was immaterial.

M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing)

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing") for aggregate consideration consisting of cash and a seller note of approximately $5.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid during the second quarter of 2025.  During the third quarter of 2025, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

The unaudited consolidated statements of operations include the earnings of Bud's Plumbing from the date of acquisition.

The seller note was due to mature on April 1, 2030; however, on  August 7, 2025, the seller note was repaid in full to the seller of Bud's Plumbing in exchange for shares of Kingsway common stock.

Roundhouse Electric & Equipment Co., Inc.

On July 1, 2025, the Company acquired 100% of the outstanding equity interests of Roundhouse Electric & Equipment Co., Inc. ("Roundhouse") for aggregate consideration consisting of cash and phantom equity awards to the selling stockholders, of approximately $23.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. During the nine months ended September 30, 2026 and the fourth quarter of 2025, funds that had been held in escrow for the purposes of indemnification claims of $0.1 million and $0.8 million, respectively, were released to the Company. The final purchase price was subject to a working capital true-up of less than $0.1 million that was paid to the Company during the fourth quarter of 2025.  Roundhouse, based in Odessa, Texas, is a provider of industrial-scale electric motor maintenance, repair, testing, and sales solutions primarily to midstream natural gas pipeline operators and utilities across the Permian Basin. As further discussed in Note 21, "Segmented Information," Roundhouse is included in the Kingsway Search Xcelerator segment.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

During the second quarter of 2026, the Company finalized its fair value analysis of the assets acquired and liabilities.  During the nine months ended September 30, 2026, the Company recorded a measurement period adjustment that decreased goodwill by $0.2 million compared to the amount recorded at December 31, 2025.  The measurement period adjustment primarily reflects changes in the accrued liabilities and the release of funds held in escrow.

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

Summary Information

The following table summarizes the purchase price for our acquisitions:

(in thousands)	RCC	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	August 5, 2026	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price:
Cash paid at closing	$2,421	$3,829	$20,201	$2,652	$4,040
Working capital adjustment	—	31	(27)	(135)	(47)
Seller note	—	1,100	—	420	420
Release of indemnity escrow	—	—	(900)	—	—
Seller phantom equity awards	—	—	3,328	—	—
Contingent consideration	—	—	—	790	190
Total purchase price	$2,421	$4,960	$22,602	$3,727	$4,603

The estimated fair value of the Roundhouse seller phantom equity awards at the acquisition date of $3.3 million was determined based on the economic value of the phantom equity as of the acquisition date, which was derived from the fair value of Roundhouse, net of any debt, and is recorded in other liabilities, noncurrent in the consolidated balance sheets. See Note 22, "Fair Value of Financial Instruments," for further discussion related to the seller phantom equity awards.

The estimated fair value of the Advanced Plumbing and Southside Plumbing contingent consideration obligations at the respective acquisition dates of $0.8 million and $0.2 million, respectively, were determined using a Monte Carlo simulation based on forecasted future results, and are recorded in other liabilities, noncurrent in the consolidated balance sheets. See Note 22, "Fair Value of Financial Instruments," for further discussion related to contingent consideration.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The following table summarizes the allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed for our acquisitions:

(in thousands)	RCC	Bud's Plumbing	Roundhouse	Advanced Plumbing	Southside Plumbing
	August 5, 2026	March 14, 2025	July 1, 2025	August 1, 2025	August 14, 2025
Purchase price	$2,421	$4,960	$22,602	$3,727	$4,603

Cash and cash equivalents	$81	$308	$333	$23	$94
Service fee receivable	258	46	4,259	465	334
Property and equipment	54	173	2,355	610	1,087
Right-of-use asset	205	—	—	—	—
Intangible asset not subject to amortization - trade name	230	3,100	1,220	1,600	1,100
Intangible asset subject to amortization - customer relationships	870	500	11,000	1,100	1,000
Other assets - other receivables, inventory and prepaid expenses	51	226	894	130	58
Total assets	$1,749	$4,353	$20,061	$3,928	$3,673

Accrued expenses and other liabilities	$256	$388	$2,844	$718	$231
Debt	—	—	—	—	498
Income taxes payable	—	—	250	—	—
Lease liability	205	—	—	—	—
Net deferred income tax liabilities	—	—	2,927	—	—
Total liabilities	$461	$388	$6,021	$718	$729

Total identifiable assets and liabilities	$1,288	$3,965	$14,040	$3,210	$2,944

Redeemable noncontrolling interest	$—	$—	$—	$—	$875

Excess purchase price allocated to goodwill	$1,133	$995	$8,562	$517	$2,534

The fair value of the acquired service fee receivables in the table above are equivalent to their gross contractual amounts.

The fair value of the 20% redeemable noncontrolling interest in Southside Plumbing at the date of acquisition of $0.9 million was estimated by applying a market approach, utilizing a discount rate of 20%.

Unaudited Pro Forma Summary - 2025 Acquisitions

The following unaudited pro forma summary presents the Company's consolidated financial statements for the three and nine months ended September 30, 2025 as if Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing had been acquired on January 1, 2025. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisitions of Roundhouse, Bud's Plumbing, Advanced Plumbing and Southside Plumbing, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Roundhouse and Southside Plumbing acquisitions (see "Note 10-Debt "), tax related adjustments and acquisition related expenses.

(in thousands, except per share data)	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Revenues	$38,314	$115,396
Loss from continuing operations attributable to common shareholders	$(4,671)	$(9,752)
Basic loss per share - continuing operations	$(0.16)	$(0.35)
Diluted loss per share - continuing operations	$(0.16)	$(0.35)

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

As a result of the sale, the Company recognized a net gain on disposal of $1.3 million during the nine months ended  September 30, 2026.  The sale of Trinity did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, Trinity is not presented as a discontinued operation.  The earnings of Trinity, which were included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations through the May 8, 2026 date of sale.  The assets, liabilities and equity of Trinity were deconsolidated effective May 8, 2026.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The sale of Trinity represents the disposal of a subsidiary of the Company, which had contributions to Extended Warranty revenue of zero and $2.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively ($2.8 million and $7.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively).  Additionally, Trinity had pre-tax income of zero and $0.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively (less than $0.1 million and $0.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively).

NOTE 6 INVESTMENTS

Investments at  September 30, 2026 and December 31, 2025 are comprised as follows:

(in thousands)	September 30, 2026	December 31, 2025
Available-for-sale fixed maturities, at fair value (amortized cost of $40,207 and $37,005, respectively)	$38,936	$36,765
Limited liability investment, at fair value (a)	3,232	3,476
Limited liability investments (a)	636	649
Investments in private companies, at adjusted cost (a)	575	575
Short-term investments, at cost which approximates fair value	180	178
Total investments	$43,559	$41,643

(a)	Included in other assets in the consolidated balance sheets.

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at September 30, 2026 and December 31, 2025 are summarized in the tables shown below:

(in thousands)	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,983	$—	$365	$13,618
States, municipalities and political subdivisions	934	—	14	920
Mortgage-backed	11,966	2	585	11,383
Asset-backed	1,664	—	36	1,628
Corporate	11,660	2	275	11,387
Total fixed maturities	$40,207	$4	$1,275	$38,936

(in thousands)	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,441	$97	$47	$13,491
States, municipalities and political subdivisions	1,788	3	20	1,771
Mortgage-backed	9,965	79	226	9,818
Asset-backed	1,365	10	11	1,364
Corporate	10,446	58	183	10,321
Total fixed maturities	$37,005	$247	$487	$36,765

The table below summarizes the Company's fixed maturities at September 30, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,637	$7,572
Due after one year through five years	20,358	19,845
Due after five years through ten years	6,650	6,367
Due after ten years	5,562	5,152
Total	$40,207	$38,936

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of September 30, 2026 and December 31, 2025. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,142	$51	$10,476	$314	$13,618	$365
States, municipalities and political subdivisions	578	5	341	9	919	14
Mortgage-backed	5,731	216	5,454	369	11,185	585
Asset-backed	1,222	26	132	10	1,354	36
Corporate	5,498	124	5,140	151	10,638	275
Total fixed maturities	$16,171	$422	$21,543	$853	$37,714	$1,275

(in thousands)	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,477	$21	$2,370	$26	$4,847	$47
States, municipalities and political subdivisions	300	—	1,088	20	1,388	20
Mortgage-backed	336	1	3,433	225	3,769	226
Asset-backed	—	—	417	11	417	11
Corporate	408	—	6,113	183	6,521	183
Total fixed maturities	$3,521	$22	$13,421	$465	$16,942	$487

At September 30, 2026 and  December 31, 2025, there were approximately 209 and 124 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at September 30, 2026 and  December 31, 2025 and considered many factors in evaluating whether the unrealized losses were credit related including, but not limited to:

•	the extent to which the fair value is less than amortized cost;
•	conditions related to the security, industry, or geographic area;
•	payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows;
•	defaults or other collectability concerns related to the issuer;
•	changes in the ratings assigned by a rating agency; and
•	other credit enhancements that affect the investment’s expected performance.

The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at September 30, 2026 and  December 31, 2025.

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

The Company:

•

did not record any write-downs for impairment related to limited liability investments or investments in private companies for the three and nine months ended September 30, 2026 and September 30, 2025;

•	had no unfunded commitments related to limited liability investments or limited liability investment, at fair value, as of September 30, 2026; and
•	did not record any adjustments to the carrying value of its investments in private companies for observable price changes for the three and nine months ended September 30, 2026 and September 30, 2025.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Interest and investment (loss) income, net reported in the consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025 were comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net investment income	$535	$431	$1,333	$1,221
Net realized (losses) gains	(257)	(5)	1,707	52
(Loss) gain on change in fair value of limited liability investment, at fair value	(618)	111	51	289
Interest and investment (loss) income, net	$(340)	$537	$3,091	$1,562

Net investment income included in interest and investment (loss) income, net in the table above for the three and nine months ended September 30, 2026 and September 30, 2025 was comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income:
Interest from fixed maturities	$395	$357	$1,115	$1,044
Dividends	10	10	30	30
Loss from limited liability investments	(1)	(1)	(13)	(1)
Other	155	108	294	251
Gross investment income	559	474	1,426	1,324
Investment expenses	(24)	(43)	(93)	(103)
Net investment income	$535	$431	$1,333	$1,221

Net realized (losses) gains on investments included in interest and investment (loss) income, net in the table above for the three and nine months ended September 30, 2026 and September 30, 2025 were comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Available-for-sale fixed maturities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(9)	—	(85)
Net realized losses on available-for-sale fixed maturities	—	(9)	—	(85)
Limited liability investment, at fair value	(266)	34	1,064	129
Investments in private companies	9	(30)	643	8
Net realized (losses) gains	$(257)	$(5)	$1,707	$52

Realized gains related to limited liability investment, at fair value and investments in private companies for the nine months ended September 30, 2026 relate to distributions received by the Company from these investments in excess of invested capital.

Proceeds from sales of available-for-sale fixed maturities were not material during the periods presented.

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the nine months ended September 30, 2026:

(in thousands)	Kingsway Search Xcelerator	Extended Warranty	Total
Balance, December 31, 2025	$37,977	$31,153	$69,130
Acquisition	1,811	—	1,811
Goodwill disposed of related to Trinity	—	(4,209)	(4,209)
Measurement period adjustments	(222)	—	(222)
Balance, September 30, 2026	$39,566	$26,944	$66,510

As further discussed in Note 5, "Acquisitions and Disposal," during the third quarter of 2026, the Company recorded goodwill of $1.1 million related to the acquisition of RCC. The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation within the next nine months.  The estimates, allocations and calculations recorded at September 30, 2026 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.  Additionally, during the nine months ended September 30, 2026, the Company recorded goodwill of $0.7 million related to a small asset acquisition, that was accounted for as a business combination.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and nine months ended September 30, 2026 and September 30, 2025.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at September 30, 2026 and December 31, 2025 were comprised as follows:

(in thousands)	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$66,362	$39,631	$—	$26,731
Developed technology	651	198	—	453
Intangible assets not subject to amortization:
Trade names	23,667	—	3,306	20,361
Total	$90,680	$39,829	$3,306	$47,545

(in thousands)	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Customer relationships	$65,112	$33,867	$—	$31,245
Developed technology	651	146	—	505
Intangible assets not subject to amortization:
Trade names	23,337	—	2,822	20,515
Total	$89,100	$34,013	$2,822	$52,265

As further discussed in Note 5, "Acquisitions and Disposal," during the third quarter of 2026, the Company recorded intangible assets related to customer relationships and trade name related to the acquisition of RCC. The Company expects to complete its purchase price allocation within the next nine months. The estimates, allocations and calculations recorded at September 30, 2026 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements. Additionally, during the nine months ended September 30, 2026, the Company acquired intangible assets related to customer relationships and trade name related to a small acquisition.

As discussed in Note 5,"Acquisitions and Disposal," the Company disposed of Trinity on May 8, 2026.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 15 years. Amortization of intangible assets was $2.0 million and $2.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively ($6.3 million and $5.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively).

The trade name intangible assets have indefinite useful lives and are not amortized. Indefinite-lived intangible assets are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company may perform its impairment test for any indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.

At each quarter end of the first through third quarters of 2026 and 2025, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges as follows:

•	$0.5 million for the nine months ended September 30, 2026, related to the CSuite (second quarter of 2026) and SNS (first quarter of 2026) trade names, and
•	$0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2025 related to the CSuite and Ravix trade names.

The trade name fair values were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are Level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2026 and December 31, 2025 were comprised as follows:

(in thousands)	September 30, 2026
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$592	$403	$189
Furniture and fixtures	209	146	63
Computer hardware	2,248	1,369	879
Medical equipment	889	482	407
Vehicles	3,428	700	2,728
Machinery and equipment	2,940	386	2,554
Total	$10,306	$3,486	$6,820

(in thousands)	December 31, 2025
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	526	346	180
Furniture and fixtures	262	211	51
Computer hardware	2,088	1,184	904
Medical equipment	746	378	368
Vehicles	2,924	278	2,646
Machinery and equipment	2,395	190	2,205
Total	$8,941	$2,587	$6,354

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively ($1.1 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively).

NOTE 10 DEBT

Debt consists of the following instruments at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$34,653	$34,242	$36,135	$35,551
KSX Revolvers	2,169	2,169	2,053	2,053
Extended Warranty Term Loans and DDTL	14,779	14,704	15,504	15,438
Extended Warranty Revolver	1,000	1,000	2,000	2,000
Total bank loans	52,601	52,115	55,692	55,042
Notes payable:
KSX Notes Payable	1,893	1,718	1,164	1,016
KSX Vehicle Loans	726	726	630	630
KSX Equipment Loans	691	691	326	326
Total notes payable	3,310	3,135	2,120	1,972
Subordinated debt	15,000	13,309	15,000	13,698
Total Debt	$70,911	$68,559	$72,812	$70,712

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The contractual maturities of the Company's principal debt balances as of September 30, 2026 were as follows:

(in thousands)	Principal Maturities
2026	$13,084
2027	6,216
2028	6,218
2029	14,558
2030	5,528
Thereafter	25,307
Total	$70,911

(a)          Bank loans - KSX:

Ravix

As part of the acquisition of Ravix Group, Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix. As a result of the 2022 acquisition of CSuite Financial Partners, LLC ("CSuite"), on November 16, 2022, the Ravix term loan was amended to (1) include CSuite as a borrower; and (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan. The term loan was due to mature on  October 1, 2027 prior to the fourth amendment of the term loan on February 7, 2025 (see further discussion below).

The Ravix term loan has a carrying value of $8.1 million and $8.3 million as of  September 30, 2026 and  December 31, 2025, respectively.  The Ravix revolver has a carrying value of $0.5 million at  September 30, 2026 and  December 31, 2025.

Since origination, there have been amendments to the Ravix term loan and revolver.  Changes to the Ravix term loan and revolver during 2026 and 2025 were as follows:

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

•	On January 2, 2026, Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million.

As a result of the fourth amendment, the Ravix term loan and revolver have an annual interest rate equal to the Prime Rate plus 0.5%. At September 30, 2026, the interest rate was  7.50%.

The various amendments to the term loan and revolver were not deemed to be substantially different than prior to the amendment; therefore, the amendments were accounted for as modifications. The unamortized debt discount and issuance costs from the original Ravix term loan at the February 7, 2025 modification date of $0.1 million were recorded as loss on extinguishment of debt and are included in other (expenses) income, net in the consolidated statement of operations for nine months ended September 30, 2025, since the original and supplemental term loans were fully repaid as part of the modification.

The Ravix term loan, as amended, is secured by certain of the equity interests and assets of Ravix and CSuite.

SNS

The SNS term loan has a carrying value of $2.4 million and $2.5 million as of September 30, 2026 and  December 31, 2025, respectively.  The SNS revolver has a carrying value of $1.0 million as of September 30, 2026 and  December 31, 2025.

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver (the "SNS Revolver") to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2026, the interest rate was 7.50%.  The revolver matures on December 2, 2026 and the term loan matures on November 18, 2028.  As of  December 31, 2025, the SNS revolver is fully drawn.

The SNS Loan is secured by certain of the equity interests and assets of SNS.

Beginning March 31, 2024 through September 30, 2026, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly).  Significant developments include:

•	In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026.
•	In July 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to December 2, 2026; and (2) suspend monthly principal payments through November 2026, with the next principal payment resuming in December 2026.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance. The Company is in active discussions with the lender with respect to obtaining a waiver.  Also, as of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  As a result, the Company has included the total principal balance due after one-year related to the SNS Loan of $1.4 million and $2.3 million as of  September 30, 2026 and December 31, 2025, respectively, in short-term and current portion of long-term debt in the consolidated balance sheets.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

The DDI term loan has a carrying value of $3.4 million and $4.2 million as of September 30, 2026 and  December 31, 2025, respectively.  The DDI revolver has a carrying value of $0.3 million and $0.2 million as of September 30, 2026 and  December 31, 2025, respectively.

As part of the acquisition of Digital Diagnostics Inc. ("DDI") on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2026, the interest rate was 7.50%. The DDI revolver matures on November 1, 2026 and the term loan matures on October 26, 2029.  During the nine months ended September 30, 2026, DDI borrowed $0.3 million and made repayments of $0.2 million under the DDI revolver.

The DDI Loan is secured by certain of the equity interests and assets of DDI.

Beginning September 30, 2025 through  September 30, 2026, DDI was in default under the DDI Loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).  As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance. The Company is in active discussions with the lender with respect to obtaining a waiver.  Also, as of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations. As a result, the Company has reclassified the total principal balance of the DDI Loan due after one-year of $2.3 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of  September 30, 2026.  A default may permit the lender to declare the amounts owed under the DDI Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Image Solutions

The Image Solutions term loan has a carrying value of $7.7 million and $6.7 million as of September 30, 2026 and  December 31, 2025, respectively.  At  September 30, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Image Solutions, LLC ("Image Solutions") on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At September 30, 2026, the interest rate was 7.50%.  The revolver was due to mature on September 26, 2026 and the term loan was due to mature on September 26, 2030 prior to the second amendment of the Image Solutions Loan on August 3, 2026 (see further discussion below).

On August 3, 2026, Image Solutions entered into a second amendment to the Image Solutions term loan that provides for (1) a new term loan with a principal amount of $7.75 million, with a maturity date of August 3, 2032, and (2) extending the maturity date of the revolver to August 3, 2029.  In connection with the second amendment, Image Solutions used a portion of the proceeds from the new term loan to repay the outstanding principal balance under the original term loan of $6.3 million. The amendment to the Image Solutions Loan was not deemed to be substantially different than prior to the amendment; therefore, the amendment was accounted for as a modification.

The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

Roundhouse

The Roundhouse term loan has a carrying value of $9.1 million and $10.3 million as of September 30, 2026 and  December 31, 2025, respectively. At  September 30, 2026 and  December 31, 2025, the balance of the revolver was zero.

As part of the acquisition of Roundhouse on July 1, 2025, Roundhouse became a wholly owned subsidiary of Longhorns Acquisition LLC ("Longhorns LLC"), and together they borrowed from a bank a principal amount of $11.0 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Roundhouse (together, the "Roundhouse Loan"). The Roundhouse term loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the one-month term Secured Overnight Financing Rate ("SOFR") plus 3.3%, or 5.0%.  At September 30, 2026, the interest rate was 7.38%.  The Roundhouse term loan and revolver mature on July 1, 2035.

The Roundhouse Loan is secured by certain of the equity interests and assets of Roundhouse.

Kingsway Plumbing Holdco LLC ("KPH")

The KPH term loan has a carrying value of $3.6 million as of September 30, 2026 and  December 31, 2025.  The KPH revolver has a carrying value of $0.4 million as of September 30, 2026 and  December 31, 2025.

In 2025, the Company formed KPH, whose subsidiaries include Bud's Plumbing, Advanced Plumbing and Southside Plumbing. As part of the acquisition of Southside Plumbing on August 14, 2025, KPH and its subsidiaries borrowed from a bank a principal amount of $3.75 million in the form of a term loan, and established a $0.5 million revolver (together, the "KPH Loan").  The KPH term loan requires monthly payments of interest and has an annual fixed interest rate of 7.5%.  Monthly principal payments on the KPH term loan began September 14, 2026.  The term loan matures on August 14, 2032. The KPH revolver requires monthly payments of interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.75%, or 7.5%. The KPH revolver matures on November 14, 2026.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The KPH Loan is secured by certain of the equity interests and assets of KPH.

At June 30, 2026 and  September 30, 2026, KPH was in default under the KPH Loan due to a debt covenant violation related to the leverage and fixed charge ratios (measured quarterly).  As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance.  As a result, the Company has reclassified the total principal balance of the KPH Loan due after one-year of $3.2 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of  September 30, 2026. The Company is in active discussions with the lender with respect to obtaining a waiver.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the KPH Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

(b)          Bank loans - Extended Warranty:

Kingsway Warranty Holdings LLC ("KWH")

The KWH term loan has a carrying value of $10.5 million and $10.8 million as of September 30, 2026 and  December 31, 2025, respectively. The KWH delayed draw term loan ("DDTL") has a carrying value of $4.2 million and $4.7 million as of September 30, 2026 and  December 31, 2025, respectively.  As of September 30, 2026 and  December 31, 2025, the KWH DDTL is fully drawn. The KWH revolver has a carrying value of $1.0 million and $2.0 million as of September 30, 2026 and  December 31, 2025, respectively.

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

The KWH term loan and revolver has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2026, the interest rate was 7.02%.  The KWH term loan and DDTL mature on May 24, 2029.  The revolver was due to mature on March 31, 2027 prior to the sixth amendment on September 30, 2026 (see further discussion below).

Since origination, there have been amendments to the KWH term loan and revolver.  Changes to the KWH term loan and revolver during 2026 and 2025 are as follows:

•

On December 18, 2025, KWH entered into a fifth amendment to the revolver that provides for: (1) an increase to the KWH revolver commitment from $1.0 million to $5.0 million; and (2) amends to maturity date of the KWH revolver to March 31, 2027. During the fourth quarter of 2025, KWH borrowed $1.0 million under the KWH revolver. During the first, second and third quarters of 2026, KWH borrowed an additional $1.0 million, $0.75 million and $1.25 million, respectively, under the KWH revolver.

•	On September 30, 2026, KWH entered into a sixth amendment to the 2020 KWH Loan that provides for (1) converting $4.0 million of the existing revolver balance into a new 2026 term loan with a maturity date of May 24, 2029; (2) reducing the revolver commitment from $5.0 million to $1.0 million and extending the maturity date of the revolver to May 24, 2029; and (3) reducing the remaining principal repayment amounts on the 2024 KWH Term Loan and 2024 KWH DDTL.

The amendments were not deemed to be substantially different than prior to the amendments; therefore, the amendments were accounted for as a modification.

During the nine months ended September 30, 2026, KWH repaid $4.7 million of principal under the KWH term loan and DDTL, including a $3.0 million prepayment from the proceeds of the sale of Trinity.

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The change in fair value of the Company’s subordinated debt is recorded in the consolidated financial statements for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows:

(in thousands)	Three Months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(Decrease) increase in fair value included in other comprehensive (loss) income (a)	$(268)	$(58)	$(706)	$480
Loss on change in fair value included in other (expenses) income, net in the consolidated statement of operations	$149	$19	$317	$-
(Decrease) increase in fair value of subordinated debt	$(119)	$(39)	$(389)	$480

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

The following table summarizes the operating and finance lease amounts included in the Company's consolidated balance sheets as of  September 30, 2026 and December 31, 2025:

(in thousands)	Classification in Balance Sheet	September 30, 2026	December 31, 2025
Assets
Operating right of use assets	Other assets	$6,366	$7,014
Finance right of use asset	Other assets	121	—
Total right of use assets		$6,487	$7,014

Liabilities
Operating lease liabilities, current	Accrued expenses and other current liabilities	$1,113	$1,083
Operating lease liabilities, noncurrent	Other liabilities, noncurrent	5,410	6,221
Finance lease liability, current	Accrued expenses and other current liabilities	22	—
Finance lease liability, noncurrent	Other liabilities, noncurrent	95	—
Total lease liabilities		$6,640	$7,304

Operating lease costs, variable lease costs and short-term lease costs included in selling, general and administrative expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$397	$380	$1,189	$791
Variable lease cost	60	55	176	157
Short-term lease cost	7	4	20	62

Finance lease costs were immaterial for the three and nine months ended September 30, 2026.  At December 31, 2025, the Company had no finance lease obligations.

The annual maturities of lease liabilities as of September 30, 2026 were as follows:

(in thousands)	Lease Commitments
2026	$399
2027	1,475
2028	1,213
2029	1,084
2030	981
2031 and thereafter	3,306
Total undiscounted lease payments	8,458
Imputed interest	1,818
Total lease liabilities	$6,640

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The weighted-average remaining lease term for our operating leases was 6.93 years and 7.68 years as of September 30, 2026 and  December 31, 2025, respectively.  The weighted-average discount rate of our operating leases was 6.92% and 6.86% as of September 30, 2026 and  December 31, 2025, respectively.   Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $0.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The remaining lease term for our finance lease is 4.65 years and the discount rate is 6.25% as of September 30, 2026. Cash paid for amounts included in the measurement of finance lease liabilities was less than $0.1 million for the nine months ended September 30, 2026.

(b)          Lessor leases:

The Company enters into contracts with third-parties to lease equipment to its customers. In certain of these contracts, the Company has the option to purchase the equipment back from such third party at the end of the lease term with the end customer. In these cases, the Company determined that these contracts represent a lease, and the Company is a lessor under these contracts. The sum of the lease payments received by the Company exceeds the cost of the equipment. Therefore, these leases are determined to be sales-type leases.  The Company receives the full lease payment for the equipment upfront when the equipment is delivered to the customer and installation is complete. Therefore, the Company does not record a receivable or interest income related to these leases.  The Company recognizes all revenue and costs associated with the sales-type lease within revenue, and cost of services, respectively, upon delivery and installation of the equipment to the customer. For the three months ended September 30, 2026 and September 30, 2025, total revenue recognized from sales-type leases was $0.3 million and $0.4 million, respectively ($1.3 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively).

NOTE 12 OTHER ASSETS AND OTHER LIABILITIES

Other current assets includes accrued investment income, inventory and the current portion of other receivables, prepaid expenses and contract asset.  Current other receivables are recorded net of an allowance at  September 30, 2026 and December 31, 2025.

Other assets includes other investments, lease right of use assets and the noncurrent portion of other receivables, prepaid expenses and contract asset.

Accrued expenses and other current liabilities include the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued Expenses and Other Current Liabilities:
Accounts payable	$3,358	$3,629
Refund liability	5,340	4,654
Current lease liability	1,136	1,083
Other accrued liabilities	15,599	15,768
Total	$25,433	$25,134

Other liabilities, noncurrent includes contingent liabilities, seller phantom equity award liabilities and the noncurrent portion of accrued expenses and lease liability.

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

The following table disaggregates revenues from contracts with customers by revenue type for the three and nine months ended September 30, 2026 and September 30, 2025:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025

Vehicle service agreement fees	IWS, Geminus and PWI	$16,419	$15,504	$48,530	$45,538
Maintenance support service fees	Trinity	—	1,203	843	3,299
Warranty product commissions	Trinity	—	1,491	1,996	3,673
Business services fees	Ravix, CSuite and Image Solutions	6,374	5,474	18,698	17,405
Healthcare services fees	SNS and DDI	3,981	4,334	13,008	13,493
Software license and support fees	SPI	638	895	3,281	2,732
Motor sales and repair service fees	Roundhouse	6,762	4,888	16,733	4,888
Skilled trades repair and service fees	Bud's Plumbing, Advanced Plumbing and Southside Plumbing	4,677	3,384	14,163	5,413
Total revenue		$38,851	$37,173	$117,252	$96,441

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2026 and December 31, 2025 were $13.7 million and $13.8 million, respectively.  The decrease in receivables from contracts with customers was primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at September 30, 2026 and December 31, 2025 of $1.2 million and $1.1 million, respectively. During the three months ended  September 30, 2026 and  September 30, 2025, the Company recorded an increase to its allowance for credit losses of $0.1 million and $0.4 million, respectively ($0.4 million and $0.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Contract asset

Contract asset is included in the Company's consolidated balance sheets as of  September 30, 2026 and December 31, 2025 as follows:

(in thousands)	Classification in Balance Sheet	September 30, 2026	December 31, 2025
Contract asset, current	Other current assets	$1,006	$112
Contract asset, noncurrent	Other assets	1,420	1,945
Total contract asset		$2,426	$2,057

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  Changes in the contract asset for the nine months ended September 30, 2026 were as follows:

(in thousands)	Nine Months Ended September 30, 2026
Balance, December 31, 2025	$2,057
Contract asset additions	1,888
Amounts transferred to service fee receivables	(1,238)
Adjustment of contract asset balances	(281)
Balance, September 30, 2026	$2,426

The contract asset is reported net of an estimated allowance for credit losses of zero at September 30, 2026 and December 31, 2025.  Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified. During each of the three and nine months ended  September 30, 2026 and  September 30, 2025, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of zero.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the nine months ended  September 30, 2026 were as follows:

(in thousands)	Nine Months Ended September 30, 2026
Balance, December 31, 2025	$87,154
Deferral of revenue	53,727
Recognition of deferred service fees	(49,614)
Balance, September 30, 2026	$91,267

Approximately $32.6 million and $34.7 million of revenues from contracts with customers recognized during the nine months ended September 30, 2026 and September 30, 2025 was included in deferred service fees as of December 31, 2025 and December 31, 2024, respectively.

Remaining performance obligations

The Company expects to recognize within one year as revenue approximately 47.0% of the outstanding performance obligations as of September 30, 2026.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in cost of services in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and nine months ended September 30, 2026 and September 30, 2025.

The deferred contract costs balances and related amortization expense for the three months ended  September 30, 2026 and September 30, 2025 were comprised as follows:

(in thousands)	Three months ended September 30, 2026			Three months ended September 30, 2025
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at June 30, net	$15,301	$90	$15,391	$14,484	$86	$14,570
Additions	3,255	7	3,262	2,982	6	2,988
Amortization	(3,014)	(5)	(3,019)	(2,645)	(5)	(2,650)
Balance at September 30, net	$15,542	$92	$15,634	$14,821	$87	$14,908

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The deferred contract costs balances and related amortization expense for the nine months ended  September 30, 2026 and September 30, 2025 were comprised as follows:

(in thousands)	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$14,819	$88	$14,907	$13,808	$81	$13,889
Additions	9,571	20	9,591	8,583	19	8,602
Amortization	(8,848)	(16)	(8,864)	(7,570)	(13)	(7,583)
Balance at September 30, net	$15,542	$92	$15,634	$14,821	$87	$14,908

NOTE 14 INCOME TAXES

Income tax benefit for the three and nine months ended September 30, 2026 and September 30, 2025 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax benefit at U. S. statutory income tax rate	$(698)	$(937)	$(1,112)	$(2,334)
Valuation allowance	303	(1,338)	105	(397)
Share-based payment awards	41	95	89	147
Earnings of noncontrolling interests	105	(2)	(101)	(60)
State and local income taxes, net of federal income tax effects	79	35	294	68
Disposition of subsidiary	—	—	652	—
Other	(4)	97	37	131
Income tax benefit	$(174)	$(2,050)	$(36)	$(2,445)

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2026 and December 31, 2025. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a valuation allowance on its September 30, 2026 and December 31, 2025 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $2.7 million and $3.2 million at September 30, 2026 and December 31, 2025, respectively, that consists of:

•	$4.2 million and $4.1 million of deferred income tax liabilities related to indefinite lived intangible assets;
•	$1.9 million and $1.4 million of deferred income tax assets related to indefinite life tax attribute carryforwards; and
•	$0.4 million and $0.5 million of deferred state income tax liabilities.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax benefit.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and nine months ended September 30, 2026 and  September 30, 2025.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

NOTE 15 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and nine months ended September 30, 2026 and September 30, 2025:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,150)	$(2,411)	$(5,261)	$(8,668)
Less: net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	502	(45)	(476)	(322)
Less: dividends on preferred stock	(328)	(325)	(973)	(858)
Numerator used in calculating basic loss per share attributable to common shareholders	$(2,976)	$(2,781)	$(6,710)	$(9,848)
Numerator used in calculating diluted loss per share attributable to common shareholders	$(2,976)	$(2,781)	$(6,710)	$(9,848)

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	28,624	28,508	28,622	27,607
Weighted-average diluted shares
Weighted-average common shares outstanding	28,624	28,508	28,622	27,607
Effect of potentially dilutive securities (a)
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted-average diluted shares	28,624	28,508	28,622	27,607

Basic loss per share attributable to common shareholders	$(0.10)	$(0.10)	$(0.23)	$(0.36)
Diluted loss per share attributable to common shareholders	$(0.10)	$(0.10)	$(0.23)	$(0.36)

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a net loss attributable to common shareholders for the three and nine months ended September 30, 2026 and  September 30, 2025, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

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

The following weighted-average potentially dilutive securities are not included in the dilut ed loss  per share calculations above because they would have had an antidilutive effect on the loss  per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	865,000	265,000	865,000	265,000
Unvested restricted stock awards	235,488	343,302	235,488	343,302
Convertible preferred stock	1,710,526	1,710,526	1,710,526	1,710,526
Total	2,811,014	2,318,828	2,811,014	2,318,828

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

NOTE 16 STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for all share-based awards made to employees, including restricted stock awards, restricted common unit awards and employee stock options, based on estimated fair values. Total stock-based compensation expense related to all of the Company's restricted stock awards, restricted common unit awards and employee, director and non-employee stock options was $0.5 million and $0.6 million for the three months ended September 30, 2026 and September 30, 2025, respectively ($2.0 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively).  Changes related to the Company’s share-based awards during the nine months ended September 30, 2026 are further described below.

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

The following table summarizes the activity related to unvested restricted stock awards during the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2025	320,920	$4.91
Granted	14,568	11.02
Vested	(69,768)	4.65
Vested and settled for tax withholding	(30,232)	4.65
Unvested at September 30, 2026	235,488	$5.40

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

The vesting schedule for the 400,000 stock option awards granted to our Chairman is as follows: 100,000 stock option awards were vested on the grant date with an exercise price of $20 per share, and the remaining stock option awards vest in three equal tranches over a three-year requisite service period with exercise prices ranging between $20 and $30 per share. The 2026 Stock Options expire ten years after the date of grant.  The 2026 Stock Options are amortized on a straight-line basis over the vesting period.  Stock-based compensation expense related to the 2026 Stock Options was $0.1 million and $1.2 million for the three and nine months ended September 30, 2026. Total unamortized compensation expense related to unvested 2026 Stock Options at September 30, 2026 was $0.7 million.

The following table summarizes all stock option activity during the nine months ended  September 30, 2026:

(in thousands, except per share data)
			Weighted-Average
	Number of Options	Weighted-Average	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at December 31, 2025	265,000	$10.00	8.4	$914
Granted	600,000	25.00
Outstanding at September 30, 2026	865,000	$20.40	9.0	$—
Exercisable at September 30, 2026	406,000	$19.85	9.0	$—

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2026 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the September 30, 2026 market price exceeds the exercise price.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for options granted during the nine months ended  September 30, 2026 were as follows:

Nine Months Ended September 30,
2026
Weighted-average fair value of grants	$2.63-$3.36
Risk-free interest rate	4.43%
Dividend yield	—
Expected volatility	41.6%
Expected term (in years)	7.5

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the options' expected term. The dividend yield was determined based on the Company's dividend paying history. The expected volatility was calculated based on the weekly closing price of the Company's common stock over the expected life of the options. The expected term was determined by estimating the cost of equity for the Company to determine when the option would be at-the-money, and then adding that amount to the average time to vest.

NOTE 17 REDEEMABLE PREFERRED STOCK

At September 30, 2026, the Company had three series of redeemable preferred stock ("Preferred Stock") outstanding.  In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. For each series of the Preferred Stock outstanding, the holder has the option to convert each share of Preferred Stock into 2.6316 common shares at any time; however, if not converted, they are required to be redeemed on certain dates.  As such, the Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

The following table summarizes the Company's redeemable preferred stock outstanding at  September 30, 2026 and  December 31, 2025:

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Declared dividends to be paid to the holders of the Company's Preferred Stock for the three and nine months ended September 30, 2026 and  September 30, 2025 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Class B Preferred	$167	$164	$495	$492
Class C Preferred	121	121	359	300
Class D Preferred	40	40	119	66
Total	$328	$325	$973	$858

Accrued dividends included in accrued expenses and other current liabilities in the consolidated balance sheets, were $0.3 million at September 30, 2026 and December 31, 2025.

Cash dividends paid during the three months ended September 30, 2026 and  September 30, 2025 were $0.3 million and $0.3 million, respectively ($1.0 million and $0.7 million for the nine months ended September 30, 2026 and  September 30, 2025, respectively).

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

Changes in the Company's redeemable noncontrolling interest for the nine months ended September 30, 2026 were as follows:

(in thousands)	Nine Months Ended September 30, 2026
Balance, December 31, 2025	$792
Net loss attributable to redeemable noncontrolling interest	(77)
Balance, September 30, 2026	$715

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

(b)          Notes Payable Exchanged for Common Shares:

As part of the acquisition of Bud's Plumbing on March 14, 2025, KPH borrowed from the seller of Bud's Plumbing a principal amount of $1.25 million in the form of a promissory note.  On  August 7, 2025, the KPH Note was repaid in full to the seller of Bud's Plumbing in exchange for 82,737 shares of the Company's Common Stock at a price per share of $13.90 per share.

(c)          Security Repurchases:

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company was authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program expired on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount.  The timing and amount of any repurchases were determined based on market and economic conditions, share price and other factors, and the program could have been terminated, modified or suspended at any time at the Company's discretion. During the three and nine months ended September 30, 2025, the Company repurchased zero and 42,900 shares of common stock for an aggregate purchase price of zero and $0.3 million, respectively, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding at  September 30, 2026 and December 31, 2025.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

NOTE 20 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2026 and September 30, 2025, as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2026
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2026	$(565)	$(3,286)	$3,905	$54

Other comprehensive (loss) income arising during the period	(707)	—	268	(439)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(707)	—	268	(439)

Balance at September 30, 2026	$(1,272)	$(3,286)	$4,173	$(385)

(in thousands)	Three months ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at June 30, 2025	$(541)	$(3,286)	$3,187	$(640)

Other comprehensive income arising during the period	184	—	58	242
Amounts reclassified from accumulated other comprehensive loss (a)	(9)	—	—	(9)
Net current-period other comprehensive income	175	—	58	233

Balance at September 30, 2025	$(366)	$(3,286)	$3,245	$(407)

(in thousands)	Nine months ended September 30, 2026
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2026	$(241)	$(3,286)	$3,467	$(60)

Other comprehensive (loss) income arising during the period	(1,031)	—	706	(325)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(1,031)	—	706	(325)

Balance at September 30, 2026	$(1,272)	$(3,286)	$4,173	$(385)

(in thousands)	Nine months ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2025	$(1,157)	$(3,286)	$3,725	$(718)

Other comprehensive income (loss) arising during the period	801	—	(480)	321
Amounts reclassified from accumulated other comprehensive loss (a)	(10)	—	—	(10)
Net current-period other comprehensive income (loss)	791	—	(480)	311

Balance at September 30, 2025	$(366)	$(3,286)	$3,245	$(407)

(a)	For the three and nine months ended September 30, 2025, unrealized losses on available for sale investments previously included in accumulated other comprehensive loss were reclassified to the interest and investment (loss) income, net in the unaudited consolidated statements of operations.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for general acute care, long-term acute care and inpatient rehabilitation hospitals nationwide and in the Caribbean. Outsourcing cardiac monitoring allows hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky, Tennessee and Michigan.

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 29 states and the District of Columbia to their members, with customers in all fifty states.

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

Trinity sold HVAC, standby generator, commercial LED lighting and commercial refrigeration warranty products and provided equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity marketed and administered product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acted as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity did not guaranty the performance underlying the warranty contracts it sold. As a provider of equipment breakdown and maintenance support services, Trinity acted as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity would provide such repair and breakdown services by contracting with certain HVAC providers.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2026 and September 30, 2025 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
KSX	$22,432	$18,975	$65,883	$43,931
Extended Warranty	16,419	18,198	51,369	$52,510
Total revenues	$38,851	$37,173	$117,252	$96,441

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

Total segment operating income reconciled to the consolidated net loss for the three months ended  September 30, 2026 and September 30, 2025 was as follows:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in thousands)	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Revenue	$22,432	$16,419	$38,851	$18,975	$18,198	$37,173

Less segment expenses:
Cost of services - salaries and benefits	6,717	5	6,722	5,852	5	5,857
Cost of sales - claims	—	6,744	6,744	—	6,638	6,638
Cost of services - commissions	—	3,134	3,134	—	3,125	3,125
Cost of services - other	5,908	140	6,048	4,027	1,120	5,147
Salaries and benefits	3,415	3,025	6,440	3,188	4,062	7,250
Insurance expense	323	595	918	254	599	853
Professional fees	383	301	684	630	294	924
IT expense	485	370	855	391	316	707
Depreciation expense	327	44	371	283	37	320
Other segment items (a)	2,223	1,250	3,473	2,165	1,601	3,766
Total segment operating income	$2,651	$811	$3,462	$2,185	$401	$2,586
Interest and investment (loss) income, net			(340)			537
Selling, general and administrative expenses and other income not allocated to segments, net (b)			(3,045)			(3,468)
Interest expense			(1,360)			(1,505)
Amortization and impairment of intangible assets			(2,041)			(2,611)
Loss before income tax benefit			(3,324)			(4,461)
Income tax benefit			(174)			(2,050)
Net loss			$(3,150)			$(2,411)

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Total segment operating income reconciled to the consolidated net loss for the nine months ended  September 30, 2026 and September 30, 2025 was as follows:

(in thousands)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	KSX	Extended Warranty	Total	KSX	Extended Warranty	Total

Revenue	$65,883	$51,369	$117,252	$43,931	$52,510	$96,441

Less segment expenses:
Cost of services - salaries and benefits	20,355	17	20,372	15,965	13	15,978
Cost of sales - claims	—	19,830	19,830	—	19,353	19,353
Cost of services - commissions	—	9,542	9,542	(93)	8,779	8,686
Cost of services - other	15,758	1,090	16,848	7,826	3,029	10,855
Salaries and benefits	10,004	11,123	21,127	7,095	12,371	19,466
Insurance expense	965	1,838	2,803	488	1,738	2,226
Professional fees	1,266	905	2,171	1,314	1,000	2,314
IT expense	1,435	1,185	2,620	1,147	963	2,110
Depreciation expense	930	137	1,067	493	114	607
Other segment items (a)	6,121	3,969	10,090	3,719	4,297	8,016
Total segment operating income	$9,049	$1,733	$10,782	$5,977	$853	$6,830
Interest and investment income, net			3,091			1,562
Selling, general and administrative expenses and other income not allocated to segments, net (b)			(9,544)			(9,283)
Interest expense			(4,152)			(4,000)
Amortization and impairment of intangible assets			(6,821)			(6,222)
Gain on disposal of subsidiary			1,347			—
Loss before income tax benefit			(5,297)			(11,113)
Income tax benefit			(36)			(2,445)
Net loss			$(5,261)			$(8,668)

(a)	Other segment items in the table above for each reportable segment include bank charges, bad debt expense, occupancy expenses, licenses and taxes, general overhead expenses and miscellaneous income.
(b)

Selling, general and administrative expenses and other income not allocated to segments, net includes corporate and non-operating general and administrative expenses, acquisition-related expenses, (loss) gain on change in fair value of debt, loss on extinguishment of debt and non-operating other income.

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

Fixed maturities - Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence. All classes of the Company’s fixed maturities, primarily consisting of investments in U.S. Treasury bills and government bonds; obligations of states, municipalities and political subdivisions; mortgage-backed securities; and corporate securities, are classified as Level 2. Level 2 is applied to valuations based upon quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are inactive; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

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

•

The fair value of Advanced Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.5 million in total payments to the former owners of Advanced Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Advanced Plumbing contingent consideration liability at September 30, 2026 and December 31, 2025 was $0.8 million.

•

The fair value of Southside Plumbing's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of adjusted EBITDA, which  may result in up to $1.125 million in total payments to the former owners of Southside Plumbing through August 2028.  Key inputs in the valuation include projected EBITDA, asset volatility, risk-free rate, discount rate and discount term.  The estimated fair value of the Southside Plumbing contingent consideration liability at September 30, 2026 and December 31, 2025 was $0.2 million.

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

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 were as follows.

(in thousands)	September 30, 2026
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,618	$—	$13,618	$—
States, municipalities and political subdivisions	920	—	920	—
Mortgage-backed	11,383	—	11,383	—
Asset-backed	1,628	—	1,628	—
Corporate	11,387	—	11,387	—
Total fixed maturities	38,936	—	38,936	—
Limited liability investment, at fair value	3,232	—	—	3,232
Total assets	$42,168	$—	$38,936	$3,232

Liabilities:
Subordinated debt	$13,309	$—	$13,309	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$17,617	$—	$13,309	$4,308

(in thousands)	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,491	$—	$13,491	$—
States municipalities and political subdivisions	1,771	—	1,771	—
Mortgage-backed	9,818	—	9,818	—
Asset-backed	1,364	—	1,364	—
Corporate	10,321	—	10,321	—
Total fixed maturities	36,765	—	36,765	—
Limited liability investment, at fair value	3,476	—	—	3,476
Total assets	$40,241	$—	$36,765	$3,476

Liabilities:
Subordinated debt	$13,698	$—	$13,698	$—
Contingent consideration	980	—	—	980
Seller phantom equity awards	3,328	—	—	3,328
Total liabilities	$18,006	$—	$13,698	$4,308

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2026 and September 30, 2025:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Assets:
Limited liability investment, at fair value:
Beginning balance	$4,127	$3,037	$3,476	$2,859
Distributions received	(11)	(34)	(1,358)	(129)
Realized (losses) gains included in net loss	(266)	34	1,063	129
Change in fair value of limited liability investment, at fair value included in net loss	(618)	111	51	289
Ending balance	$3,232	$3,148	$3,232	$3,148
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net loss	$(618)	$111	$51	$289
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - assets	$3,232	$3,148	$3,232	$3,148
Liabilities:
Contingent consideration:
Beginning balance	$980	$—	$980	$2,725
Issuance of contingent consideration in connection with acquisitions	—	980	—	980
Settlements of contingent consideration liabilities	—	—	—	(2,725)
Change in fair value of contingent consideration included in net loss	—	—	—	—
Ending balance	$980	$980	$980	$980
Unrealized gains recognized on contingent consideration liability held at end of period:
Seller phantom equity awards:
Beginning balance	$3,328	$—	$3,328	$—
Issuance of seller phantom equity awards in connection with acquisition	—	3,328	—	3,328
Change in fair value of seller phantom equity award liability included in net loss	—	—	—	—
Ending balance	$3,328	$3,328	$3,328	$3,328
Ending balance - liabilities	$4,308	$4,308	$4,308	$4,308

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at September 30, 2026:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,232	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$980	Option-based income approach	Discount rate	14.0%-17.0%
			Risk-free rate	3.64%-3.67%
			Expected volatility	28.0%
Seller phantom equity awards	$3,328	Market approach	Internal rate of return	19.7%

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

KINGSWAY CORPORATION Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and nine months ended September 30, 2026 and  September 30, 2025.

As further discussed in Note 5, "Acquisitions and Disposal," the Company sold Trinity on May 8, 2026 and a portion of the sales proceeds were in the form of seller notes payable to the Company. The seller notes are non-interest bearing and are due May 8, 2036; however they could be paid off early at any time prior to May 8, 2036, for a discount, if certain conditions are met. The fair value of the seller notes associated with the sale of Trinity was determined to be Level 3 under the fair value hierarchy.  Repayment, default and change in control scenarios, probability weighting of those scenarios and discount rates ranging from 5.7%-6.6% were utilized in determining the fair value for this Level 3 measurement.

As further discussed in  Note 5, "Acquisitions and Disposal," the Company acquired RCC on August 5, 2026 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of RCC were determined to be Level 3 under the fair value hierarchy. The fair value of the customer relationships intangible asset of $0.9 million was estimated using the multi-period excess earnings method, using the following unobservable inputs: growth rate of 3.0%, attrition rate of 5.0% and discount rate of 25.0%.  The fair value of the trade name intangible asset of  $0.2 million was estimated using the relief from royalty method, using the following unobservable inputs: royalty rate of 2.0% and discount rate of 25.0%.

Assets and Liabilities Not Carried at Fair Value

The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature. The fair values of the Company's bank loans, which are reported as debt in the consolidated balance sheets, are derived from quoted market prices of industrial bonds with similar maturities and are categorized within Level 2 of the fair value hierarchy. The estimated fair value of bank loans was $52.8 million and $57.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  September 30, 2026 and December 31, 2025, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2026 and the year ended  December 31, 2025.

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

Kingsway Corporation Notes to Consolidated Financial Statements (Unaudited) September 30, 2026

Director Retainer Agreement

On May 18, 2026, the Company entered into a Director Retainer Agreement with Mr. Adam Patinkin, our Chairman, which provides for, among other items, (i) the grant of certain 2026 Stock Options and (ii) the payment of cash fees for each year of service equal to $100,000 greater than the annual cash fees received by other non-employee directors on the Board. The foregoing description of the Director Retainer Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Director Retainer Agreement.

NOTE 24 COMMITMENTS AND CONTINGENCIES

Collateral pledged and restricted cash:

The Company has restricted cash of $7.8 million and $8.0 million at September 30, 2026 and December 31, 2025, respectively. Included in restricted cash are:

•	$7.6 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million at September 30, 2026 and December 31, 2025, on deposit with state regulatory authorities; and
•

less than $0.1 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

Kingsway Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as "expects," "believes," "anticipates," "intends," "estimates," "seeks" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedarplus.ca or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

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

Kingsway Search Xcelerator includes the following subsidiaries of the Company: Ravix Group, Inc. ("Ravix") and CSuite Financial Partners, LLC ("CSuite") (collectively, the "Ravix Group"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Inc. ("DDI"), Image Solutions, LLC ("Image Solutions"), Roundhouse Electric & Equipment Co., Inc. ("Roundhouse"), M.L.C. Plumbing, LLC (d/b/a Bud's Plumbing Service, "Bud's Plumbing"), Advanced Plumbing & Drain, LLC (d/b/a AAA Advanced Plumbing & Drain, "Advanced Plumbing") and Efficient Plumbing, LLC (d/b/a Southside Plumbing, "Southside Plumbing").  Throughout Management's Discussion and Analysis, the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for general acute care, long-term acute care and inpatient rehabilitation hospitals nationwide and in the Caribbean. Outsourcing cardiac monitoring allows hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky, Tennessee and Michigan.

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 29 states and the District of Columbia to their members, with customers in all fifty states.

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

Kingsway Corporation

Trinity sold heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and commercial refrigeration warranty products and provided equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity marketed and administered product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acted as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity did not guaranty the performance underlying the warranty contracts it sold. As a provider of equipment breakdown and maintenance support services, Trinity acted as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity would provide such repair and breakdown services by contracting with certain HVAC providers.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated interim statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 21, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating income (loss) that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other (expenses) income, net.

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

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report. There has been no material change to the information previously disclosed in the 2025 Annual Report with respect to these significant accounting policies and critical estimates.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2026 and September 30, 2025 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Segment operating income:
KSX	$2,651	$2,185	$466	$9,049	$5,977	$3,072
Extended Warranty	811	401	410	1,733	853	880
Total segment operating income	3,462	2,586	876	10,782	6,830	3,952
Interest and investment (loss) income, net	(340)	537	(877)	3,091	1,562	1,529
Selling, general and administrative expenses and other income not allocated to segments, net	(3,045)	(3,468)	423	(9,544)	(9,283)	(261)
Interest expense	(1,360)	(1,505)	145	(4,152)	(4,000)	(152)
Amortization and impairment of intangible assets	(2,041)	(2,611)	570	(6,821)	(6,222)	(599)
Gain on disposal of subsidiary	—	—	—	1,347	—	1,347
Loss before income tax benefit	(3,324)	(4,461)	1,137	(5,297)	(11,113)	5,816
Income tax benefit	(174)	(2,050)	1,876	(36)	(2,445)	2,409
Net loss	$(3,150)	$(2,411)	$(739)	$(5,261)	$(8,668)	$3,407

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

Kingsway Search Xcelerator

Kingsway Search Xcelerator revenue increased 18.2% to $22.4 million for the three months ended September 30, 2026 compared to $19.0 million for the three months ended September 30, 2025 (an increase to $65.9 million year to date compared to $43.9 million prior year to date).   Kingsway Search Xcelerator operating income was $2.7 million for the three months ended September 30, 2026 compared to $2.2 million for the three months ended September 30, 2025 ($9.0 million year to date compared to $6.0 million prior year to date).

 Revenue and operating income were primarily impacted by the following:

•

The inclusion of Roundhouse for the nine months ended September 30, 2026 following its acquisition on July 1, 2025.  For the nine months ended September 30, 2026, Roundhouse had revenue and operating income of $16.7 million and $3.0 million, respectively;

•

The inclusion of KST for the nine months ended September 30, 2026 following the acquisitions of Bud's Plumbing (March 2025), Advanced Plumbing, and Southside Plumbing (both August 2025).  KST had revenue and operating income of $4.7 million and $0.1 million, respectively, for the three months ended September 30, 2026 (revenue and operating income of $14.2 million and $0.2 million, respectively for the nine months ended September 30, 2026);

•

The Ravix Group revenue increased $0.5 million to $4.0 million and operating income increased $0.3 million to $0.9 million for the three months ended September 30, 2026 (increases in revenue of $0.4 million to $12.0 million and operating income of $0.5 million to $2.7 million year to date). Operating income benefitted from the increase in revenue, which was partially offset by higher general and administrative expenses for the three and nine months ended September 30, 2026.  The increases in revenue, operating income and general and administrative expenses were primarily due to the acquisitions of The HR Team (August 2025) and Ledgers (January 2026); and

•

Image Solutions revenue increased $0.4 million to $2.4 million (20.2% increase from prior year quarter) and operating income decreased $0.1 million to $0.5 million for the three months ended September 30, 2026 (increases in revenue of $0.9 million to $6.7 million and operating income of $0.1 million to $1.6 million year to date). Operating income benefitted from the increase in revenue, which was partially offset by higher general and administrative expenses for the three and nine months ended September 30, 2026.  The increases in revenue, operating income and general and administrative expenses were primarily due to the acquisition of Romeo Computer Company, Inc. in August 2026.

Extended Warranty

Extended Warranty revenue decreased 9.9% to $16.4 million for the three months ended September 30, 2026 compared to $18.2 million for the three months ended September 30, 2025 (a decrease to $51.4 million year to date compared to $52.5 million prior year to date).   Extended Warranty operating income was $0.8 million for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025 ($1.7 million year to date compared to $0.9 million prior year to date).

Note that the Company sold Trinity on May 8, 2026; as such, revenue, operating income and other Extended Warranty financial results were lower for the three and nine months ended September 30, 2026. Trinity had revenue of zero and $2.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively ($2.8 million and $7.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.  Trinity had operating income of zero and $0.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively (less than $0.1 million and $0.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively).

Cash sales, excluding Trinity, were up 6.3% and 7.6% for the three and nine months ended September 30, 2026, respectively, compared to prior periods.

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

Kingsway Corporation

During the three and nine months ended September 30, 2026, there was a 1.6% and a 2.5% increase in claims paid at our auto Extended Warranty companies, respectively (Trinity did not incur claims).  While the number of claims were down in the quarter and year-to-date compared to prior year, the average cost per claim continued to increase primarily due to inflationary pressures on the cost of parts and labor, as well as the type of claims incurred.  We are able to mitigate the impact of higher claims expense by increasing pricing and re-categorizing vehicles to ensure they are in the appropriate rate class, which we do at least annually. However, due to the deferred revenue model under US GAAP, these price increases may impact our financials more in future periods rather than in the current period.

Interest and Investment (Loss) Income, Net

Interest and investment loss, net was $0.3 million in the third quarter of 2026 compared to interest and investment income of $0.5 million in the third quarter of 2025 (income of $3.1 million year to date compared to $1.6 million prior year to date). The decrease for the third quarter of 2026 was primarily due to realized losses of $0.3 million from an investment held by Argo Holdings Fund I, LLC ("Argo Holdings").  Also, the loss on change in fair value recognized by Argo Holdings was $0.6 million for the three months ended September 30, 2026 compared to a gain of $0.1 million for the three months ended September 30, 2025.

The increase for the year to date of 2026 was primarily due to realized gains recognized of $1.7 million resulting from distributions received during 2026 from private company investments and investments held by Argo Holdings.

Selling, General and Administrative Expenses and Other Income not Allocated to Segments, Net

Selling, general and administrative expenses and other income not allocated to segments was a net expense of $3.0 million in the third quarter of 2026 compared to $3.5 million in the third quarter of 2025 ($9.5 million year to date compared to $9.3 million prior year to date). Included are expenses associated with our corporate holding company, expenses associated with our Operators-in-Residence who search for our next acquisitions, revenue and expenses associated with our various other investments (such as Argo Holdings) that are accounted for on a consolidated basis, (loss) gain on change in fair value of debt and loss on extinguishment of debt.

The decrease in net expense for the three months ended September 30, 2026 is primarily attributable to lower acquisition and search related expenses during the three months ended September 30, 2026 compared to the same period in 2025.

The increase in net expense for the nine months ended September 30, 2026 is primarily attributable to higher loss on change in fair value of debt and higher stock-based compensation expenses during the nine months ended September 30, 2026 compared to the same period in 2025.  See Note 16, "Stock-Based Compensation," to the unaudited consolidated interim financial statements, for further discussion of stock options granted during 2026. The nine months ended September 30, 2026 increase was partially offset by lower acquisition and search related expenses during the nine months ended September 30, 2026 compared to the same period in 2025.

See Note 10, "Debt," to the unaudited consolidated interim financial statements, for further discussion of changes in fair value of debt and loss on extinguishment of debt recorded for the three and nine months ended September 30, 2026 and September 30, 2025.

Interest Expense

Interest expense for the third quarter of 2026 was $1.4 million compared to $1.5 million in the third quarter of 2025 ($4.2 million year to date compared to $4.0 million prior year to date). The decrease for the three months ended September 30, 2026 was primarily due to reduced expense for existing loans due to principal amortization. The increase for the nine months ended September 30, 2026 was primarily due to the inclusion of interest expense for the Roundhouse and KPH loans for the year to date of 2026, partially offset by reduced expense for existing loans due to principal amortization.

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $2.0 million in the third quarter of 2026 compared to $2.4 million in the third quarter of 2025 ($6.3 million year to date compared to $5.8 million prior year to date). The increase for the nine months ended September 30, 2026 was primarily due to the inclusion of Roundhouse, Advanced Plumbing and Southside Plumbing (acquired in the third quarter of 2025) for the nine months ended September 30, 2026, partially offset by decreased amortization expense for the Company's other intangible assets.

Impairment of intangible assets was zero in the third quarter of 2026 compared to $0.2 million in the third quarter of 2025 ($0.5 million year to date compared to $0.5 million prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. At each quarter end of the first through third quarters of 2026 and 2025, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded no impairment charge during the third quarter of 2026 (year to date impairment related to CSuite and SNS indefinite-lived trade names); and during the third quarter and year to date of 2025 related to the CSuite and Ravix indefinite-lived trade names. The reductions in value are primarily due to higher discount rates and a reduction in projected revenue. See Note 8,"Intangible Assets," to the unaudited consolidated interim financial statements, for further discussion.

Gain on Disposal of Subsidiary

On May 8, 2026, the Company sold its subsidiary, Trinity. As a result of the sale, the Company recognized a net gain on disposal of $1.3 million during the nine months ended September 30, 2026. The sale of Trinity did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, Trinity is not presented as a discontinued operation. See Note 5,"Acquisitions and Disposal," to the unaudited consolidated interim financial statements, for further discussion of the Trinity disposal.

Kingsway Corporation

Income Tax Benefit

Income tax benefit for the third quarter of 2026 was $0.2 million compared to $2.1 million in the third quarter of 2025 (less than $0.1 million year to date compared to $2.4 million prior year to date). For the three and nine months ended September 30, 2026, the Company reported a tax benefit primarily due to the current period operating losses generating indefinite life deferred tax assets utilizable against indefinite life deferred tax liabilities. For the three and nine months ended September 30, 2025, the Company reported a tax benefit primarily due to the release of its valuation allowance related to deferred tax liabilities from corporate acquisitions. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three and nine months ended September 30, 2026 and September 30, 2025.

INVESTMENTS

Portfolio Composition

See Note 2(f), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2025 Annual Report for an overview of how we account for our various investments.

At September 30, 2026, we held cash and cash equivalents, restricted cash and investments with a carrying value of $59.7 million. Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2026	% of Total	December 31, 2025	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,618	22.8%	13,491	23.3%
States, municipalities and political subdivisions	920	1.5%	1,771	3.1%
Mortgage-backed	11,383	19.1%	9,818	17.0%
Asset-backed	1,628	2.7%	1,364	2.4%
Corporate	11,387	19.1%	10,321	17.8%
Total fixed maturities	38,936	65.3%	36,765	63.5%
Limited liability investments	636	1.1%	649	1.1%
Limited liability investment, at fair value	3,232	5.4%	3,476	6.0%
Investments in private companies	575	1.0%	575	1.0%
Short-term investments	180	0.3%	178	0.3%
Total investments	43,559	73.0%	41,643	71.9%
Cash and cash equivalents	8,272	13.9%	8,306	14.3%
Restricted cash	7,838	13.1%	7,965	13.8%
Total	59,669	100.0%	57,914	100.0%

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

There were no impairment losses recorded related to investments during the three and nine months ended September 30, 2026 and September 30, 2025.

At September 30, 2026 and December 31, 2025, the gross unrealized losses for fixed maturities amounted to $1.3 million and $0.5 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

Kingsway Corporation

DEBT

The principal and carrying value of the Company's debt instruments at September 30, 2026 and December 31, 2025 were as follows:

(in thousands)	September 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
KSX Term Loans	$34,653	$34,242	$36,135	$35,551
KSX Revolvers	2,169	2,169	2,053	2,053
Extended Warranty Term Loans and DDTL	14,779	14,704	15,504	15,438
Extended Warranty Revolver	1,000	1,000	2,000	2,000
Total bank loans	52,601	52,115	55,692	55,042
Notes payable:
KSX Notes Payable	1,893	1,718	1,164	1,016
KSX Vehicle Loans	726	726	630	630
KSX Equipment Loans	691	691	326	326
Total notes payable	3,310	3,135	2,120	1,972
Subordinated debt	15,000	13,309	15,000	13,698
Total Debt	$70,911	$68,559	$72,812	$70,712

See Note 10, "Debt," to the unaudited consolidated interim financial statements for a detailed discussion of the Company's debt instruments. Changes related to the Company's debt during the nine months ended September 30, 2026 are further described below.

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

During the nine months ended September 30, 2026:

•	Ravix, Ravix LLC and CSuite entered into a sixth amendment to the Ravix term loan that provides for adding a second tranche to the Ravix term loan with a principal amount of $0.5 million;
•	DDI borrowed $0.3 million and made repayments of $0.2 million under the DDI revolver;
•

Image Solutions entered into a second amendment to the Image Solutions term loan that provides for (1) a new term loan with a principal amount of $7.75 million, with a maturity date of August 3, 2032; and (2) extending the maturity date of the revolver to August 3, 2029.  In connection with the second amendment, Image Solutions used a portion of the proceeds from the new term loan to repay the outstanding principal balance under the original term loan of $6.3 million;

•

KWH borrowed $3.0 million under the KWH revolver prior to entering into a sixth amendment to the 2020 KWH Loan on September 30, 2026 that provides for (1) converting $4.0 million of the existing revolver balance into a new 2026 term loan with a maturity date of May 24, 2029; (2) reducing the revolver commitment from $5.0 million to $1.0 million and extending the maturity date of the revolver to May 24, 2029; and (3) reducing the remaining principal repayment amounts on the 2024 KWH Term Loan and 2024 KWH DDTL.  In addition, during the nine months ended September 30, 2026, KWH repaid $4.7 million of principal under the KWH term loan and DDTL, including a $3.0 million prepayment from the proceeds of the sale of Trinity.

Beginning March 31, 2024 through September 30, 2026, SNS was in default under its loan due to debt covenant violations related to the leverage and fixed charge ratios (measured quarterly). In February 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to be June 2, 2026; and (2) suspend monthly principal payments beginning February 2026 through May 2026, with the next principal payment resuming in June 2026. In July 2026, SNS and the lender amended the credit agreement to (1) extend the SNS revolver maturity date to December 2, 2026; and (2) suspend monthly principal payments through November 2026, with the next principal payment resuming in December 2026.

Beginning September 30, 2025 through September 30, 2026, DDI was in default under its loan due to a debt covenant violation related to the fixed charge ratio (measured quarterly).

As of the report date, SNS and DDI have not received a waiver or amendment from their respective lender regarding their non-compliance. SNS and DDI are in active discussions with their lender with respect to obtaining a waiver. Also, as of the report date, there is some uncertainty as to whether the companies will be in compliance with the covenants in future periods, and if not, when the companies will be able to cure any potential violations. As a result, the Company has included the total principal balance due after one-year related to the DDI Loan of $2.3 million and the SNS Loan of $1.4 million in short-term and current portion of long-term debt in the consolidated balance sheet as of September 30, 2026. A default may permit the lender to declare the amounts owed under the loans immediately due and payable, exercise their rights with respect to collateral securing the obligations, and/or exercise any other rights and remedies available.

At June 30, 2026 and September 30, 2026, KPH was in default under the KPH Loan due to a debt covenant violation related to the leverage and fixed charge ratios (measured quarterly).  As of the report date, the Company has not received a waiver or amendment from the lender regarding this non-compliance.  As a result, the Company has reclassified the total principal balance of the KPH Loan due after one-year of $3.2 million from long-term debt to short-term and current portion of long-term debt in the consolidated balance sheet as of September 30, 2026. The Company is in active discussions with the lender with respect to obtaining a waiver.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the KPH Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Kingsway Corporation

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

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At September 30, 2026, the carrying value of the subordinated debt was $13.3 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 22, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows

During the nine months ended September 30, 2026, the net cash provided by operating activities was $5.3 million, primarily due to operating income from the Kingsway Search Xcelerator and Extended Warranty (the latter due to higher cash sales) segments. During the nine months ended September 30, 2025, the Company reported less than $0.1 million of net cash provided by operating activities, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments, partially offset by cash paid to settle the Ravix contingent liability of $2.3 million that is reported as an operating activity.

During the nine months ended September 30, 2026, the net cash used in investing activities was $0.6 million. This use of cash was primarily attributed to purchases of fixed maturities in excess of sales and maturities of fixed maturities, the acquisition of RCC, net of cash acquired and net purchases of property and equipment, partially offset by the proceeds received from the sale of Trinity, net of cash disposed, of $4.4 million and cash distributions received from private company investments and investments held by Argo Holdings of $2.0 million. During the nine months ended September 30, 2025, the net cash used in investing activities was $29.9 million. This use of cash was primarily attributed to the acquisitions of Bud's Plumbing, Roundhouse, Advanced Plumbing and Southside Plumbing, net of cash acquired.

During the nine months ended September 30, 2026, the net cash used in financing activities was $4.8 million. This use of cash was primarily attributed to principal repayments on debt of $14.8 million, distributions to noncontrolling interest holders of $0.7 million and payment of preferred stock dividends of $1.0 million, partially offset by principal proceeds from debt of $12.0 million. During the nine months ended September 30, 2025, the net cash provided by financing activities was $33.6 million.  This source of cash was primarily attributed to net proceeds from the issuance of common stock of $15.6 million, principal proceeds from debt of $24.1 million and proceeds from the issuance of Class C and Class D preferred stock of $6.0 million and $2.0 million, respectively, partially offset by principal repayment on debt of $12.6 million, cash paid to settle the Ravix contingent liability of $0.4 million, payment of preferred stock dividends of $0.7 million and cash paid for repurchases of common stock of $0.3 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Corporation and Kingsway America Inc., was $1.0 million at September 30, 2026 and December 31, 2025, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, issuance of equity securities and distributions from the Kingsway Search Xcelerator and Extended Warranty operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $8.3 million reported at September 30, 2026 and December 31, 2025, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2026, and ending September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Kingsway Corporation

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries are parties to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceedings that, individually or in the aggregate, management believes would be material to the Company’s business, financial condition, or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1	Second Amendment to Credit Agreement, dated August 3, 2026, between Image Solutions, LLC, Steel Bridge Acquisition LLC and Avidbank. *

10.2	Sixth Amendment to Loan and Security Agreement, dated September 30, 2026, among Kingsway Warranty Holdings LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY CORPORATION

Date:	November 5, 2026	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 5, 2026	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)